Form 10-K
period 2017-07-31
REMARO GROUP CORP.
filed 2017-11-16
CIK 1678746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended July 31, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-215000

REMARO GROUP CORP.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	36-4833921 IRS Employer Identification Number	4724 Primary Standard Industrial Classification Code Number

Calle Robles, Casa 25,

Quito,  Ecuador

Tel.  +56-2-2979-1247

 (Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

1 | Page

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                     Accelerated filer [ ]

Non-accelerated filer [ ]                       Smaller reporting company [X]

Emerging growth company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

As of November 15, 2017, the registrant had 9,921,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of November 15, 2017.

2 | Page

3 | Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean REMARO GROUP CORP., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

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

4 | Page

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of November 15, 2017, the 9,921,000 issued and outstanding shares of common stock were held by a total of 27 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

5 | Page

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

Year ended July 31, 2017 compared to the period from March 31, 2016 (Inception) to July 31, 2016

Revenue

During the year ended July 31, 2017 we have generated $18,200 in revenue compared to none during the period from Inception March 31, 2016 to July 31, 2016.

Operating Expenses

During year ended July 31, 2017, we incurred $20,511 general and administrative expenses compared to $978 during the period from March 31, 2016 (Inception) to July 31, 2016. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the year ended July 31, 2017 was $2,311 compared to net loss of $978 during the period from March 31, 2016 (Inception) to July 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2017

As of July 31, 2017 our total assets were $11,975 compared to $86 in total current assets at July 31, 2016. As of July 31, 2017 our total current liabilities were $3,564 compares to $1,064 in total current liabilities at July 31, 2016.

Stockholders’ equity was $8,411 as of July 31, 2017 compared to stockholders’ deficit of $978 as of July 31, 2016.

6 | Page

Cash Flows from Operating Activities

For the year ended July 31, 2017, cash flows used by operating activities was $1,805 consisting of a net loss of $2,311 and amortization of $506. Net cash flows used in operating activities was $978 for the period from Inception (March 31, 2016) to July 31, 2016 consisting entirely of a net loss of $978.

Cash flows from Investing Activities

For the year ended July 31, 2017, cash flow used in investing activities was $6,500 compared to none for the period from Inception (March 31, 2016) to July 31, 2016.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For year ended July 31, 2017 net cash provided by financing activities was $11,700 from proceeds from sale of common stock compared to $1,064 from proceeds from the loan for the period from Inception (March 31, 2016) to July 31, 2016.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business  operations.

7 | Page

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our July 31, 2017 and July 31, 2016 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

8 | Page

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 N. HIGHWAY 89 STE. 130

FARMINGTON, UTAH  84025

_______________

(801) 447-9572     FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Remaro Group Corp.

Quito, Ecuador

We have audited the accompanying balance sheets of Remaro Group Corp. as of July 31, 2017 and 2016 and the related statements of operations, stockholders’ deficit and cash flows for the year ended July 31, 2017 and the period from inception (March 31, 2016) to July 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Remaro Group Corp. as of July 31, 2017 and 2016 and the results of its operations and cash flows for the year ended July 31, 2017 and for the period from inception (March 31, 2016) to July 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

November 15, 2017

9 | Page

REMARO GROUP CORP. BALANCE SHEETS
	JULY 31, 2017	JULY 31, 2016
ASSETS
Current Assets
Cash	$ 5,981	$ 86
Total current assets	5,981	86
Capital Assets
Equipment, net of depreciation	5,994	-
Total capital assets	5,994	-
Total Assets	$ 11,975	$ 86

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 1,064	$ 1,064
Deferred Revenue	2,500	-
Total current liabilities	3,564	1,064
Total Liabilities	3,564	1,064

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
8,370,000 shares issued and outstanding (8,000,000 as at July 31, 2016)	8,370	8,000
Subscription receivable	3,330	(8,000)
Accumulated Earnings (Deficit)	(3,289)	(978)
Total Stockholders’ Equity (Deficit)	8,411	(978)

Total Liabilities and Stockholders’ Equity	$ 11,975	$ 86

The accompanying notes are an integral part of these financial statements.

10 | Page

REMARO GROUP CORP. STATEMENTS OF OPERATIONS
	YEAR ENDED JULY 31, 2017	For the period from Inception (March 31, 2016) to July 31, 2016
Revenue	$ 18,200	$ -

Operating expenses
General and administrative expenses	20,511	978
Net income (loss) from operations	(2,311)	(978)
Income (loss) before provision for income taxes	(2,311)	(978)

Provision for income taxes	-	-

Net income (loss)	$ (2,311)	$ (978)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	8,057,561	8,000,000

The accompanying notes are an integral part of these financial statements.

11 | Page

REMARO GROUP CORP. STATEMENT OF STOCKHOLDER’S DEFICIT FOR THE PERIOD FROM INCEPTION (MARCH 31, 2016) to JULY 31, 2017
	Number of Common Shares	Amount	Subscription receivable	Additional Paid-In-Capital	Deficit accumulated	Total
Balance at March 31, 2016, Inception	0	$ 0	$ 0	$ 0	$ 0	$ 0
Stock subscription July 31, 2016	8,000,000	8,000	(8,000)	-	-	-
Net income (loss) for the year	-	-	-	-	(978)	(978)
Balances as of July 31, 2016	8,000,000	8,000	(8,000)	-	$ (978)	$ (978)
Shares issued at $0.01	370,000	370	8,000	3,330	-	3,700
Net income (loss) for the year	-	-	-	-	(2,311)	(2,311)
Balances as of July 31, 2017	8,370,000	$ 8,370	-	$ 3,330	$(3,289)	$ 8,411

The accompanying notes are an integral part of these financial statements.

12 | Page

REMARO GROUP CORP. STATEMENTS OF CASH FLOWS (AUDITED)
	YEAR ENDED JULY 31, 2017	For the period from Inception (March 31, 2016) to July 31, 2016
Cash flows from Operating Activities
Net income (loss)	$ (2,311)	$ (978)
Depreciation	506	-
Net cash provided by operating activities	(1,805)	(978)

Cash flows from Investing Activities
Purchase of fixed assets	$ (6,500)	-
Net cash used in investing activities	(6,500)	-

Cash flows from Financing Activities
Proceeds from sale of common stock	11,700	-
Deferred Revenue	2,500
Proceeds of loan from shareholder	-	1,064
Net cash provided by financing activities	14,200	1,064
Net increase in cash and equivalents	5,895	86
Cash and equivalents at beginning of the period	86	-
Cash and equivalents at end of the period	$ 5,981	$ 86
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

13 | Page

REMARO GROUP CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2017 AND THE PERIOD FROM INCEPTION (MARCH 31, 2016) to JULY 31, 2016

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At July 31, 2017 the Company's bank deposits did not exceed the insured amounts.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Stock-Based Compensation

As of July 31, 2017, the Company has not issued any stock-based payments to its employees.

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

As of July 31, 2017, we have received prepayment for the service in consideration of $2,500. The service is going to be fully provided during the next month following July 31, 2017 year end. Therefore, we have recognized such amount as deferred revenue.

14 | Page

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

Property and Equipment and Depreciation Policy

Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 3 years.

As of July 31, 2017, we had total property and equipment for $6,500 and the total depreciation was $506. As of July 31, 2017, the total net of property and equipment was $5,994.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had accumulated deficit of $3,289 as of July 31, 2017.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.  Upon formation, the Company issued 8,000,000 shares of its common stock to the director at $0.001 per share for total proceeds of $8,000. The $8,000 was treated as a subscription receivable until paid during the year ended July 31, 2017. For the year ended July 31, 2017, the Company issued 370,000 shares of its common stock at $0.01 per share for total proceeds of $3,700.

As of July 31, 2017, the Company had 8,370,000 shares issued and outstanding.

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

15 | Page

Since March 31, 2016 (Inception) through JULY 31, 2017, the Company’s sole officer and director loaned the Company $1,064 to pay for incorporation costs and operating expenses.  As of July 31, 2017, the amount outstanding was $1,064. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6. INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the year ended  July 31, 2017  and for the period from inception to July 31, 2016  to the company’s effective tax rate is as follows:

	2017	2016
Tax benefit at U.S. statutory rate	$ (786)	(333)
Change in valuation allowance	786	333
	$ -	-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at July 31, 2016 are as follows:

	2017	2016
Deferred tax assets:
Net operating loss carryforwards	1,118	333
Valuation allowance	(1,118)	(333)
	$-	-

The Company has approximately $ 3,289 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2036. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from July 31, 2017 through the date the financial statements were available to be issued, November 15, 2017.

For the period July 31, 2017 through November 15, 2017 the Company issued 1,551,000 shares of common stock at $0.01 per share for a proceed of $15,510.

16 | Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year July 31, 2017that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Marina Funt Calle Robles, Casa 25, Quito, Ecuador	34	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

17 | Page

Marina Funt has acted as our President, Treasurer, Secretary and sole Director since we incorporated on March 31, 2016. Ms. Funt owns 95.57% of the outstanding shares of our common stock. As such, it was unilaterally decided that Ms. Funt was going to be our sole President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. Ms. Funt graduated from Universidad San Francisco de Quito, Faculty of Business Administration in 2009. Since 2009 till 2013, she worked as vice director of travel agency Quito Sungate, LLC (Ecuador). In 2013 she was a co-owner of travel agency Marinex Group Corp. She resigned in 2016. We believe that Ms. Funt’s specific experience, qualifications and skills will enable to develop our business.

During the past ten years, Ms. Funt has not been the subject to any of the following events:

1.

Any bankruptcy petition filed by or against any business of which Ms. Funt was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Funt’s involvement in any type of business, securities or banking activities.

4.

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.

Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.

Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.

Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

1.

Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

18 | Page

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception on March 31, 2016 until July 31, 2016  and for the year ended July 31, 2017:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Marina Funt, President, Secretary and Treasurer	March 31, 2016 to July 31, 2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	August 1, 2016 to July 31, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of July 31, 2017, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

19 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of July 31, 2017regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	Marina Funt Calle Robles, Casa 25, Quito, Ecuador	8,000,000 shares of common stock (direct)	95.57%

The percent of class is based on 8,370,000 shares of common stock issued and outstanding as of July 31, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company issued a total of 8,000,000 shares of restricted common stock to Marina Funt, our sole officer and director in consideration of $8,000 which was received on August 5, 2016. Further, Ms. Funt has advanced funds to us. As of July 31, 2017, Ms. Funt has advanced to us $1,064. The obligation to Ms. Funt does not bear interest. There is no written agreement evidencing the advancement of funds by Ms. Funt or the repayment of the funds to Ms. Funt.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended July 31, 2017, we incurred approximately $9,350 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended July 31, 2016 and for the reviews of our financial statements for the quarters ended October 31, 2016, January 31, 2017 and April 30, 2017.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

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

20 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARO GROUP CORP.
Dated: November 15, 2017	By: /s/ Marina Funt
Marina Funt, President and Chief Executive Officer and Chief Financial Officer

21 | Page