Form 10-Q
period 2017-10-31
REMARO GROUP CORP.
filed 2017-12-21
CIK 1678746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

N/A

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of December 20, 2017
Common Stock, $0.001	10,511,000

2 | Page

REMARO GROUP CORP.

Form 10-Q

3 | Page

REMARO GROUP CORP. BALANCE SHEETS (Unaudited)
	October 31, 2017	JULY 31, 2017
ASSETS
Current Assets
Cash	$ 26,279	$ 5,981
Total current assets	26,279	5,981
Capital Assets
Equipment, net of depreciation	7,942	5,994
Total capital assets	7,942	5,994
Total Assets	$ 34,221	$ 11,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 1,064	$ 1,064
Deferred Revenue	-	2,500
Total current liabilities	1,064	3,564
Total Liabilities	1,064	3,564

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
10,011,000 shares issued and outstanding (8,370,000 as of July 31, 2017)	10,011	8,370
Subscription receivable	(3,800)	-
Additional paid-in capital	18,099	3,330
Accumulated Earnings (Deficit)	8,847	(3,289)
Total Stockholders’ Equity (Deficit)	33,157	8,411

Total Liabilities and Stockholders’ Equity	$ 34,221	$ 11,975

The accompanying notes are an integral part of these financial statements.

4 | Page

REMARO GROUP CORP. STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended October 31, 2017	Three months ended October 31, 2016
Revenue	$ 18,055	$ 2,000
Cost of revenue	5,300	-
Gross profit	12,755	2,000
Operating expenses
General and administrative expenses	619	3,557
Net income (loss) from operations	12,136	(1,557)
Income (loss) before provision for income taxes	12,136	(1,557)

Provision for income taxes	-	-

Net income (loss)	$ 12,136	$ (1,557)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	9,389,663	8,000,000

The accompanying notes are an integral part of these financial statements.

5 | Page

REMARO GROUP CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three months ended October 31, 2017	Three months ended October 31, 2016
Cash flows from Operating Activities
Net income (loss)	$ 12,136	$ (1,557)
Depreciation	552	-
Deferred Revenue	(2,500)	-
Net cash provided by operating activities	10,188	(1,557)

Cash flows from Investing Activities
Purchase of fixed assets	$ (2,500)	-
Net cash used in investing activities	(2,500)	-

Cash flows from Financing Activities
Proceeds from sale of common stock	12,610	8,000
Proceeds of loan from shareholder	-	-
Net cash provided by financing activities	12,610	8,000

Net increase in cash and equivalents	20,298	6,443
Cash and equivalents at beginning of the period	5,981	86
Cash and equivalents at end of the period	$ 26,279	$ 6,529
Supplemental cash flow information:
Non-cash Investing and Financing activities
Stock subscription receivable	3,800	-
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

REMARO GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED OCTOBER 31, 2017 AND OCTOBER 31, 2016

NOTE 1 – ORGANIZATION AND BUSINESS

REMARO GROUP CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on March 31, 2016.  The Company offers the services of a freelance local guide, known also as a pointman (hereinafter referred as ‘guide’ or ‘local guide’). The Company’s tours are operated exclusively in Ecuador and the Company’s functional currency is the US dollar. The Company has adopted July 31 fiscal year end.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At October 31, 2017 the Company's bank deposits did not exceed the insured amounts.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Stock-Based Compensation

As of October 31, 2017, the Company has not issued any stock-based payments to its employees.

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

7 | Page

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

As of October 31, 2017, we had total net of property and equipment for $7,942 and the total accumulated depreciation was $1,058.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had retained earnings of $8,847 as of October 31, 2017, however losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.  Upon formation, the Company issued 8,000,000 shares of its common stock to the director at $0.001 per share for total proceeds of $8,000. The $8,000 was treated as a subscription receivable until paid during the year ended July 31, 2017. For the year ended July 31, 2017, the Company issued 370,000 shares of its common stock at $0.01 per share for total proceeds of $3,700. For the three month period ended October 31, 2017, the Company issued 1,641,000 of its common stock at $0.01 for total proceeds of $16,410 in which $3,800 was treated as a subscription receivables until paid.

As of October 31, 2017, the Company had 10,011,000 shares issued and outstanding.

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

Since March 31, 2016 (Inception) through October 31, 2017, the Company’s sole officer and director loaned the Company $1,064 to pay for incorporation costs and operating expenses.  As of October 31, 2017, the amount outstanding was $1,064. The loan is non-interest bearing, due upon demand and unsecured.

Note 6 – INCOME TAXES

As of October 31, 2017, the Company had retained earnings of $8,847. As of October 31, 2017, we have not made a provision for income taxes.

NOTE 7. SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events from October 31, 2017 through the date the financial statements were issued. For the period October 31, 2017 through December 20, 2017, the Company issued 500,000 shares of common stock at $0.01 per share for a proceed of $5,000.

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

9 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

We are a touristic agency, currently located in Ecuador, that provides tour guides for individual or group tours in particular localities. We offer services of a freelance local guide, known also as a pointman (hereinafter referred as ‘guide’ or ‘local guide’) around the vicinities of our customers’ choice. The services are aimed at private persons, or groups of them on a collective voyage. The customers (to whom we may refer as “tourists”) are assigned to a particular guide once they complete their request, receive and sign the contract.

We operate our tours exclusively in Ecuador. Ecuador is a land of rich cultural and historical attractions such as: City of Quito, City of Cuenca, El Cajas National Park, Pailon Del Diablo Waterfall, Cotopaxi Summit, The Galapagos Islands, Tena Jungles, Cuyabeno Wildlife Reserve etc.

RESULTS OF OPERATIONS

Three Month Period Ended October 31, 2017 compared to Three Months Period Ended October 31, 2016

Revenue

During the three month period ended October 31, 2017 we have generated $18,055 in revenue compared to $2,000 during the three month period ended October 31, 2016. Cost of revenue was $5,300 for the three month period ended October 31, 2017. The company provided tour guide services in Ecuador which earned revenue. The cost of revenue consists of the payment to outsource travel guide.

Operating Expenses

During the three month period ended October 31, 2017, we incurred $619 general and administrative expenses compared to $3,557 during the three month period ended October 31, 2016. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Income

Our net income for the three months period ended October 31, 2017 was $12,136 compared to net loss of $1,557 during the three month period ended October 31, 2016.

10 | Page

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2017

As of October 31, 2017 our total assets were $34,221 compared to $11,975 in total assets at July 31, 2017. As of October 31, 2017 our current liabilities were $1,064, compared to $3,564 as of July 31, 2017

Stockholders’ equity was $33,157 as of October 31, 2017 compared to $8,411 as of July 31, 2017.

Cash Flows from Operating Activities

For the three months ended October 31, 2017, cash flow provided by operating activities was $10,188 consisting of a net income of $12,136 and depreciation expenses of $552 and decrease in deferred revenue of $2,500. Net cash flows used in operating activities was $1,557 for the three month period ended October 31, 2016.

Cash flows from Investing Activities

For the three months ended October 31, 2017, cash flow used in investing activities was $2,500 compared to none for the three month period ended October 31, 2016.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended October 31, 2017 net cash provided by financing activities was $12,610 from proceeds from sale of common stock compared to $8,000 from the sale of common stock for the three month period ended October 31, 2016.

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

GOING CONCERN

The independent auditors' report accompanying our July 31, 2017 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine month period ended October 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the three month period ended October 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during nine month period ended October 31, 2017.

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

REMARO GROUP CORP.
Dated: December 20, 2017	By:/s/Marina Funt
Marina Funt, President and Chief Executive Officer and Chief Financial Officer

15 | Page