Form 10-Q
period 2018-01-31
REMARO GROUP CORP.
filed 2018-03-22
CIK 1678746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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

N/A

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 21, 2018
Common Stock, $0.001	10,511,000

2 | Page

REMARO GROUP CORP.

Form 10-Q

3 | Page

REMARO GROUP CORP. BALANCE SHEETS
	January 31, 2018 (Unaudited)	JULY 31, 2017
ASSETS
Current Assets
Cash	$ 29,396	$ 5,981
Total current assets	29,396	5,981
Capital Assets
Property and Equipment, net of depreciation	7,193	5,994
Total capital assets	7,193	5,994
Total Assets	$ 36,589	$ 11,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 1,064	$ 1,064
Deferred Revenue	-	2,500
Total current liabilities	1,064	3,564
Total Liabilities	1,064	3,564

Commitment and contingencies
Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
10,511,000 shares issued and outstanding (8,370,000 as of July 31, 2017)	10,511	8,370
Additional paid-in capital	22,599	3,330
Accumulated Earnings (Deficit)	2,415	(3,289)
Total Stockholders’ Equity	35,525	8,411

Total Liabilities and Stockholders’ Equity	$ 36,589	$ 11,975

The accompanying notes are an integral part of these financial statements.

4 | Page

REMARO GROUP CORP. STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended January 31, 2018	Three months ended January 31, 2017	Six months ended January 31, 2018	Six months ended January 31, 2017
Revenue	$ -	$ 2,000	$ 18,055	$ 4,000
Cost of revenue	-	-	5,300	-
Gross profit	-	2,000	12,755	4,000
Operating expenses
General and administrative expenses	6,432	1,905	7,051	5,462
Net income (loss) from operations	(6,432)	95	5,704	(1,462)
Income (loss) before provision for income taxes	(6,432)	95	5,704	(1,462)

Provision for income taxes	-	-	-	-

Net income (loss)	$ (6,432)	$ 95	$ 5,704	$ (1,462)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ 0.00	$ 0.00	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	10,337,631	8,000,000	9,903,645	8,000,000

The accompanying notes are an integral part of these financial statements.

5 | Page

REMARO GROUP CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months ended January 31, 2018	Six months ended January 31, 2017
Cash flows from Operating Activities
Net income (loss)	$ 5,704	$ (1,462)
Depreciation	1,301	-
Deferred Revenue	(2,500)	-
Net cash provided by (used in) operating activities	4,505	(1,462)

Cash flows from Investing Activities
Purchase of fixed assets	$ (2,500)	-
Net cash used in investing activities	(2,500)	-

Cash flows from Financing Activities
Proceeds from sale of common stock	21,410	8,000
Net cash provided by financing activities	21,410	8,000

Net increase in cash and equivalents	23,415	6,538
Cash and equivalents at beginning of the period	5,981	86
Cash and equivalents at end of the period	$ 29,396	$ 6,624
Supplemental cash flow information:
Non-cash Investing and Financing activities
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

REMARO GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIODS ENDED JANUARY 31, 2018 AND JANUARY 31, 2017

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At January 31, 2018 the Company's bank deposits did not exceed the insured amounts.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Stock-Based Compensation

As of January 31, 2018, the Company has not issued any stock-based payments to its employees.

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

FOR THE SIX MONTH PERIODS ENDED JANUARY 31, 2018 AND JANUARY 31, 2017

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

As of January 31, 2018, we had total net of property and equipment for $7,193 and the total accumulated depreciation was $1,058.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had retained earnings of $2,415 as of January 31, 2018, however losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.  Upon formation, the Company issued 8,000,000 shares of its common stock to the director at $0.001 per share for total proceeds of $8,000. The $8,000 was treated as a subscription receivable until paid during the year ended July 31, 2017. For the year ended July 31, 2017, the Company issued 370,000 shares of its common stock at $0.01 per share for total proceeds of $3,700. For the six month period ended January 31, 2018, the Company issued 2,141,000 of its common stock at $0.01 for total proceeds of $21,410.

As of January 31, 2018, the Company had 10,511,000 shares issued and outstanding.

8 | Page

REMARO GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIODS ENDED JANUARY 31, 2018 AND JANUARY 31, 2017

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

Since March 31, 2016 (Inception) through January 31, 2018, the Company’s sole officer and director loaned the Company $1,064 to pay for incorporation costs and operating expenses.  As of January 31, 2018, the amount outstanding was $1,064. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6. SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events from January 31, 2018 through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

9 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

We are a tourism agency, currently located in Ecuador, that provides tour guides for individual or group tours in particular localities. We offer services of a freelance local guide, known also as a pointman (hereinafter referred as ‘guide’ or ‘local guide’) around the vicinities of our customers’ choice. The services are aimed at private persons, or groups of them on a collective voyage. The customers (to whom we may refer as “tourists”) are assigned to a particular guide once they complete their request, receive and sign the contract.

We operate our tours exclusively in Ecuador. Ecuador is a land of rich cultural and historical attractions such as: City of Quito, City of Cuenca, El Cajas National Park, Pailon Del Diablo Waterfall, Cotopaxi Summit, The Galapagos Islands, Tena Jungles, Cuyabeno Wildlife Reserve etc.

RESULTS OF OPERATIONS

Three Month Period Ended January 31, 2018 compared to Three Months Period Ended January 31, 2017

Revenue

During the three month period ended January 31, 2018 we have not generated any revenue compared to $2,000 during the three month period ended January 31, 2017.

Operating Expenses

During the three month period ended January 31, 2018, we incurred $6,432 general and administrative expenses compared to $1,905 during the three month period ended January 31, 2017. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Income (Loss)

Our net loss for the three months period ended January 31, 2018 was $6,432 compared to net income of $95 during the three month period ended January 31, 2017.

Six Month Period Ended January 31, 2018 compared to Six Months Period Ended January 31, 2017

Revenue

During the six month period ended January 31, 2018 we have generated $18,055 in revenue compared to $4,000 during the six month period ended January 31, 2017. Cost of revenue was $5,300 for the six month period ended January 31, 2018 compared to $0 for the six month period ended January 31, 2017. The company had no cost of revenue for the six month period ended January 31, 2017 because of the customers covered all the costs connected with the services by themselves. The company provided tour guide services in Ecuador which earned revenue. The cost of revenue consists of the payment to outsource travel guide.

Operating Expenses

During the six month period ended January 31, 2018, we incurred $7,051 general and administrative expenses compared to $5,462 during the six month period ended January 31, 2017. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Income (Loss)

Our net income for the six months period ended January 31, 2018 was $5,704 compared to net loss of $1,462 during the six month period ended January 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2018

As of January 31, 2018 our total assets were $36,589 compared to $11,975 in total assets at July 31, 2017. As of January 31, 2018 our current liabilities were $1,064, compared to $3,564 as of July 31, 2017

Stockholders’ equity was $35,525 as of January 31, 2018 compared to $8,411 as of July 31, 2017.

Cash Flows from Operating Activities

For the six months ended January 31, 2018, cash flow provided by operating activities was $4,505 consisting of a net income of $5,704, depreciation expenses of $1,301 and decrease in deferred revenue of $2,500. Net cash flows used in operating activities was $1,462 for the six month period ended January 31, 2017.

Cash flows from Investing Activities

For the six months ended January 31, 2018, cash flow used in investing activities was $2,500 compared to $0 for the six month period ended January 31, 2017.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended January 31, 2018 net cash provided by financing activities was $21,410 from proceeds from sale of common stock compared to $8,000 from the sale of common stock for the six month period ended January 31, 2017.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

10 | Page

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

11 | Page

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15e)) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Financial Controls

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the six month period ended January 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during six month period ended January 31, 2018.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

12 | Page

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

13 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARO GROUP CORP.
Dated: March 21, 2018	By:/s/Marina Funt
Marina Funt, President and Chief Executive Officer and Chief Financial Officer

14 | Page