Form 10-Q
period 2018-04-30
REMARO GROUP CORP.
filed 2018-06-18
CIK 1678746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

N/A

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 15, 2018
Common Stock, $0.001	10,511,000

2 | Page

REMARO GROUP CORP.

Form 10-Q

3 | Page

REMARO GROUP CORP. BALANCE SHEETS
	April 30, 2018 (Unaudited)	JULY 31, 2017
ASSETS
Current Assets
Cash	$ 28,654	$ 5,981
Total current assets	28,654	5,981
Capital Assets
Property and Equipment, net of depreciation	6,444	5,994
Total capital assets	6,444	5,994
Total Assets	$ 35,098	$ 11,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$ 2,000	$ -
Loan from related parties	1,064	1,064
Deferred Revenue	-	2,500
Total current liabilities	3,064	3,564
Total Liabilities	3,064	3,564

Commitment and contingencies
Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
10,511,000 shares issued and outstanding (8,370,000 as of July 31, 2017)	10,511	8,370
Additional paid-in capital	22,599	3,330
Accumulated Earnings (Deficit)	(1,076)	(3,289)
Total Stockholders’ Equity	32,034	8,411

Total Liabilities and Stockholders’ Equity	$ 35,098	$ 11,975

The accompanying notes are an integral part of these financial statements.

4 | Page

REMARO GROUP CORP. STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended April 30, 2018	Three months ended April 30, 2017	Nine months ended April 30, 2018	Nine months ended April 30, 2017
Revenue	$ -	$ 9,000	$ 18,055	$ 13,000
Cost of revenue	-	-	5,300	-
Gross profit	-	9,000	12,755	13,000
Operating expenses
General and administrative expenses	3,491	3,752	10,542	9,214
Net income (loss) from operations	(3,491)	5,248	2,213	3,786
Net income (loss)	$ (3,491)	$ 5,248	$ 2,213	$ 3,786

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ 0.00	$ 0.00	$ 0.00

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	10,511,000	8,000,000	10,101,651	8,000,000

The accompanying notes are an integral part of these financial statements.

5 | Page

REMARO GROUP CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months ended April 30, 2018	Nine months ended April 30, 2017
Cash flows from Operating Activities
Net income	$ 2,213	$ 3,786
Depreciation	2,050	-
Deferred Revenue	(2,500)	-
Account Payable	2,000
Net cash provided by (used in) operating activities	3,763	3,786

Cash flows from Investing Activities
Purchase of fixed assets	(2,500)	(4,000)
Net cash used in investing activities	(2,500)	(4,000)

Cash flows from Financing Activities
Proceeds from sale of common stock	21,410	8,000
Net cash provided by financing activities	21,410	8,000

Net increase in cash and equivalents	22,673	7,786
Cash and equivalents at beginning of the period	5,981	86
Cash and equivalents at end of the period	$ 28,654	$ 7,872
Supplemental cash flow information:
Non-cash Investing and Financing activities
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

REMARO GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED APRIL 30, 2018 AND APRIL 30, 2017

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2018 and for the related periods presented.

The results for the nine months ended April 30, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report for the year ended July 31, 2017, filed with the Securities and Exchange Commission.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At April 30, 2018 the Company's bank deposits did not exceed the insured amounts.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Stock-Based Compensation

As of April 30, 2018, the Company has not issued any stock-based payments to its employees.

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

FOR THE NINE MONTH PERIODS ENDED APRIL 30, 2018 AND APRIL 30, 2017

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

As of April 30, 2018, we had total net of property and equipment for $6,444 and the total accumulated depreciation was $2,556. As of July 31, 2017, we had total net of property and equipment for $5,994 and the total accumulated depreciation was $506.

Amortization schedule

Property and equipment as of April 30, 2018 and July 31, 2017 consisted of the following:
	April 30, 2018	July 31, 2017
Computer equipment	$ 6,500	$ 4,000
Furniture and fixtures	2,500	2,500
Accumulated depreciation	(2,556)	(506)
Total property and equipment	$ 6,444	$ 5,994

Depreciation expense was $2,050 and $0 for the nine months ended April 30, 2018 and 2017, respectively.

Depreciation expense was $749 and $0 for the three months ended April 30, 2018 and 2017, respectively.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had accumulated losses of $1,076 as of April 30, 2018. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The financial statements do not include any adjustments.

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.  Upon formation, the Company issued 8,000,000 shares of its common stock to the director at $0.001 per share for total proceeds of $8,000. The $8,000 was treated as a subscription receivable until paid during the year ended July 31, 2017. For the year ended July 31, 2017, the Company issued 370,000 shares of its common stock at $0.01 per share for total proceeds of $3,700. For the nine month period ended April 30, 2018, the Company issued 2,141,000 of its common stock at $0.01 for total proceeds of $21,410.

As of April 30, 2018, the Company had 10,511,000 shares issued and outstanding.

8 | Page

REMARO GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED APRIL 30, 2018 AND APRIL 30, 2017

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

Since March 31, 2016 (Inception) through April 30, 2018, the Company’s sole officer and director loaned the Company $1,064 to pay for incorporation costs and operating expenses.  As of April 30, 2018, the amount outstanding was $1,064. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6. SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from April 30, 2018 through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

Three Month Period Ended April 30, 2018 compared to Three Months Period Ended April 30, 2017

Revenue

During the three month period ended April 30, 2018 we have not generated any revenue compared to $9,000 during the three month period ended April 30, 2017.

Operating Expenses

During the three month period ended April 30, 2018, we incurred $3,491 general and administrative expenses compared to $3,752 during the three month period ended April 30, 2017. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Income (Loss)

Our net loss for the three months period ended April 30, 2018 was $3,491 compared to net income of $5,248 during the three month period ended April 30, 2017.

Nine Month Period Ended April 30, 2018 compared to Nine Months Period Ended April 30, 2017

Revenue

During the nine month period ended April 30, 2018 we have generated $18,055 in revenue compared to $13,000 during the nine month period ended April 30, 2017. Cost of revenue was $5,300 for the nine month period ended April 30, 2018 compared to $0 for the nine month period ended April 30, 2017. The company had no cost of revenue for the nine month period ended April 30, 2017 because of the customers covered all the costs connected with the services by themselves. The company provided tour guide services in Ecuador which earned revenue. The cost of revenue consists of the payment to outsource travel guide.

10 | Page

Operating Expenses

During the nine month period ended April 30, 2018, we incurred $10,542 general and administrative expenses compared to $9,214 during the nine month period ended April 30, 2017. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Income (Loss)

Our net income for the nine months period ended April 30, 2018 was $2,213 compared to $3,786 during the nine month period ended April 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2018

As of April 30, 2018 our total assets were $35,098 compared to $11,975 in total assets at July 31, 2017. As of April 30, 2018 our current liabilities were $3,064, compared to $3,564 as of July 31, 2017

Stockholders’ equity was $32,034 as of April 30, 2018 compared to $8,411 as of July 31, 2017.

Cash Flows from Operating Activities

For the nine months ended April 30, 2018, cash flow provided by operating activities was $3,763 consisting of a net income of $2,213, depreciation expenses of $2,050, accounts payable of $2,000 and decrease in deferred revenue of $2,500. Net cash flows provided by operating activities was $3,786 for the nine month period ended April 30, 2017.

Cash flows from Investing Activities

For the nine months ended April 30, 2018, cash flow used in investing activities was $2,500 for the purchase of equipment compared to $4,000 for the purchase of equipment for the nine month period ended April 30, 2017.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended April 30, 2018 net cash provided by financing activities was $21,410 from proceeds from sale of common stock compared to $8,000 from the sale of common stock for the nine month period ended April 30, 2017.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

11 | Page

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15e)) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the nine month period ended April 30, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during nine month period ended April 30, 2018.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

13 | Page

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

REMARO GROUP CORP.
Dated: June 15, 2018	By:/s/Marina Funt
Marina Funt, President and Chief Executive Officer and Chief Financial Officer

15 | Page