Form 10-K
period 2018-07-31
REMARO GROUP CORP.
filed 2018-11-14
CIK 1678746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended July 31, 2018

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

As of November 13,2018 the registrant had 10,511,000 shares of common stock issued and outstanding. No aggregate market value of stock held by non-affiliates has been computed based upon the fact that no active trading market has been established as of January 31,2018.

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

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of July 31, 2018, the 10,511,000 issued and outstanding shares of common stock were held by a total of 32 shareholders of record.

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

RESULTS OF OPERATIONS

Year ended July 31, 2018 compared to year ended  July 31, 2017

Revenue

During the year ended July 31, 2018 we have generated $18,055 in revenue compared to $18,200 for the year ended to July 31, 2017. During the year ended July 31, 2018 cost of revenue was $5,300, compared to $-0- for the year ended July 31, 2017.

Operating Expenses

During year ended July 31, 2018, we incurred $25,291 general and administrative expenses compared to $20,511 during year ended  July 31, 2017. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the year ended July 31, 2018 was $12,536 compared to net loss of $2,311 during year ended  July 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2018

As of July 31, 2018 our total assets were $20,349 compared to $11,975 in total assets at July 31, 2017. As of July 31, 2018 our total current liabilities were $3,064 compared to $3,564 in total current liabilities at July 31, 2017.

Stockholders’ equity was $17,285 as of July 31, 2018 compared to stockholders’ equity of $8,411 as of July 31, 2017.

6 | Page

Cash Flows from Operating Activities

For the year ended July 31, 2018, cash flows used by operating activities was $10,237 consisting of a net loss of $12,536, increase in accounts payable of $2,000, decrease in deferred revenue of $2,500 and depreciation of $2,799. Net cash flows provided by operating activities was $695 for year ended July 31, 2017 consisting entirely of a net loss of $2,311, increase in deferred revenue of $2,500 and depreciation expenses of $506.

Cash flows from Investing Activities

For the year ended July 31, 2018, cash flow used in investing activities for the purchase of fixed assets was $2,500 compared to $6,500 for the year ended July 31, 2017.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity instruments. For the year ended July 31, 2018 net cash provided by financing activities was $21,410 received from proceeds from issuance of common stock compared to $11,700 for the year July 31, 2017.

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

GOING CONCERN

The independent auditors' report accompanying our July 31, 2018 and July 31, 2017 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

8 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Remaro Group Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Remaro Group Corp. (the Company) as of July 31, 2018, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financials position of the Company as of July 31, 2018, and the results of its operations and its cash flows for the year ended July 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred net losses and has an accumulated deficit. These factors raise substantial double about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. Federal Securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.

An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Haynie & Company

Salt Lake City, Utah

November 13, 2018

We have served as the Company’s auditor since 2018.

9 | Page

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

P.O. Box 25442

SALT LAKE CITY, UTAH  84125-0442

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Remaro Group Corp.

Quito, Ecuador

We have audited the accompanying balance sheets of Remaro Group Corp. as of July 31, 2017 and the related statements of operations, stockholders’ deficit and cash flows for the year ended July 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Remaro Group Corp. as of July 31, 2017 and the results of its operations and cash flows for the year ended July 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has limited operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Salt Lake City, Utah

November 15, 2017

10 | Page

REMARO GROUP CORP. BALANCE SHEETS
	JULY 31, 2018	JULY 31, 2017
ASSETS
Current Assets
Cash	$ 14,654	$ 5,981
Total current assets	14,654	5,981
Fixed Assets
Equipment, net of depreciation	5,695	5,994
Total fixed assets	5,695	5,994
Total Assets	$ 20,349	$ 11,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 1,064	$ 1,064
Accounts Payable	2,000	-
Deferred Revenue	-	2,500
Total current liabilities	3,064	3,564
Total Liabilities	3,064	3,564
Commitments and Contingencies

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
10,511,000 shares issued and outstanding (8,370,000 as at July 31, 2017)	10,511	8,370
Additional Paid in Capital	22,599	3,330
Accumulated Earnings (Deficit)	(15,825)	(3,289)
Total Stockholders’ Equity (Deficit)	17,285	8,411

Total Liabilities and Stockholders’ Equity	$ 20,349	$ 11,975

The accompanying notes are an integral part of these financial statements.

11 | Page

REMARO GROUP CORP. STATEMENTS OF OPERATIONS
	YEAR ENDED JULY 31, 2018	YEAR ENDED JULY 31, 2017
Revenue	$ 18,055	$ 18,200
Cost of revenue	5,300	-
Gross profit	12,755	18,200
Operating expenses
General and administrative expenses	25,291	20,511
Income (loss) from operations	(12,536)	(2,311)
Income (loss) before provision for income taxes	(12,536)	(2,311)

Provision for income taxes	-	-

Net income (loss)	$ (12,536)	$ (2,311)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	10,204,831	8,057,561

The accompanying notes are an integral part of these financial statements.

12 | Page

REMARO GROUP CORP. STATEMENT OF STOCKHOLDER’S DEFICIT FOR THE YEARS ENDED JULY 31, 2018 AND 2017
	Number of Common Shares	Amount	Subscription receivable	Additional Paid-In-Capital	Deficit accumulated	Total
Balances as of July 31, 2016	8,000,000	$ 8,000	$ (8,000)	$ -	$ (978)	$ (978)
Receipt of subscription receivable	-	-	8,000	-	-	8,000
Shares issued at $0.01	370,000	370	-	3,330	-	3,700
Net income (loss) for the year	-	-	-	-	(2,311)	(2,311)
Balances as of July 31, 2017	8,370,000	8,370	-	3,330	(3,289)	8,411
Shares issued at $0.01	2,141,000	2,141	-	19,269		21,410
Net income (loss) for the year	-	-	-	-	(12,536)	(12,536)
Balances as of July 31, 2018	10,511,000	$10,511	$ -	$ 22,599	$ (15,825)	$ 17,285

The accompanying notes are an integral part of these financial statements.

13 | Page

REMARO GROUP CORP. STATEMENTS OF CASH FLOWS
	YEAR ENDED JULY 31, 2018	YEAR ENDED JULY 31, 2017
Cash flows from Operating Activities
Net income (loss)	$ (12,536)	$ (2,311)
Depreciation	2,799	506
Accounts Payable	2,000	-
Deferred revenue	(2,500)	2,500
Net cash provided by (used in) operating activities	(10,237)	695

Cash flows from Investing Activities
Purchase of fixed assets	$ (2,500)	(6,500)
Net cash used in investing activities	(2,500)	(6,500)

Cash flows from Financing Activities
Proceeds from sale of common stock	21,410	3,700
Collection of the subscription receivable	-	8,000
Net cash provided by financing activities	21,410	11,700
Net increase in cash and equivalents	8,673	5,895
Cash and equivalents at beginning of the period	5,981	86
Cash and equivalents at end of the period	$ 14,654	$ 5,981
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

14 | Page

REMARO GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2018 AND JULY 31, 2017

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At July 31, 2018 the Company's bank deposits did not exceed the insured amounts.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Stock-Based Compensation

As of July 31, 2018, the Company has not issued any stock-based payments to its employees.

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

15 | Page

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

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations or cash flows.

The Company plans to adopt ASC 606, “Revenue From Contracts With Customers“ (“Topic 606”) effective August 1, 2018. The results of applying Topic 606 using the modified retrospective approach are expected to be insignificant and will not have a material impact on our consolidated financial condition, results of operations, cash flows, business process, controls or systems.

This standard provides guidance for the recognition, measurement and disclosure of revenue from contracts with customers and supersedes previous revenue recognition guidance under U.S. GAAP.

In accordance with Accounting Standards Codification Topic 606, revenue is recognized when the following criteria are met:

-

Identification of the contract, or contracts, with a customer;

-

Identification of the performance obligations in the contract;

-

Determination of the transaction price;

-

Allocation of the transaction price to the performance obligations in the contract; and

-

Recognition of revenue when, or as, we satisfy performance obligation.

Property and Equipment and Depreciation Policy

Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 3 years.

As of July 31, 2018, we had total net property and equipment of $5,695 and the total accumulated depreciation was $3,305. As of July 31, 2017, we had total net property and equipment of $5,994 and the total accumulated depreciation was $506.

Property and equipment as of July 31, 2018 and July 31, 2017 consisted of the following:
	July 31, 2018	July 31, 2017
Equipment and Computer	$ 9,000	$ 6,500
Accumulated depreciation	(3,305)	(506)
Total property and equipment	$ 5,695	$ 5,994

Depreciation expense was $2,799 and $506 for the years ended July 31, 2018 and 2017, respectively.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had accumulated deficit of $15,825 as of July 31, 2018.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as going concern.

16 | Page

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.  Upon formation, the Company issued 8,000,000 shares of its common stock to the director at $0.001 per share for total proceeds of $8,000. The $8,000 was treated as a subscription receivable until paid during the year ended July 31, 2017. For the year ended July 31, 2017, the Company issued 370,000 shares of its common stock at $0.01 per share for total proceeds of $3,700. For the year ended July 31, 2018, the Company issued 2,141,000 of its common stock at $0.01 for total proceeds of $21,410.

As of July 31, 2018, the Company had 10,511,000 shares issued and outstanding.

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

Since March 31, 2016 (Inception) through July 31, 2018, the Company’s sole officer and director loaned the Company $1,064 to pay for incorporation costs and operating expenses.  As of July 31, 2018, the amount outstanding was $1,064. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6. INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the year ended  July 31, 2017 and 21% for the year ended July 31, 2018  to the company’s effective tax rate is as follows:

	2018	2017
Tax benefit at U.S. statutory rate	$ (2,212)	(786)
Change in valuation allowance	2,212	786
	$ -	-

The Company has approximately $ 15,825 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from July 31, 2018 through the date the financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

17 | Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 17, 2018 (the “Resignation Date”) Pritchett, Siler and Hardy P.C. (“PSH”) resigned as our the independent registered public accounting firm. On January 26, 2018, the Company engaged Haynie & Company, Salt Lake City, Utah, as its new independent registered public accounting firm. The change of the Company’s independent registered public accounting firm from PSH to Haynie & Company was approved unanimously by our board of directors.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2018. Based on our management’s evaluation under the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

 A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified a lack of segregation of duties, a lack of audit committee or independent governance/oversight, and timely communication with vendors to obtain invoices and record expenses and liabilities as material weaknesses in our internal controls over financial reporting as of the end of the fiscal year ended July 31, 2018.

Such officer also confirmed that there was no change in our internal control over financial reporting during the year July 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Marina Funt Calle Robles, Casa 25, Quito, Ecuador	35	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

18 | Page

Marina Funt has acted as our President, Treasurer, Secretary and sole Director since we incorporated on March 31, 2016. Ms. Funt owns 76.11% of the outstanding shares of our common stock. As such, it was unilaterally decided that Ms. Funt was going to be our sole President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. Ms. Funt graduated from Universidad San Francisco de Quito, Faculty of Business Administration in 2009. Since 2009 till 2013, she worked as vice director of travel agency Quito Sungate, LLC (Ecuador). In 2013 she was a co-owner of travel agency Marinex Group Corp. She resigned in 2016. We believe that Ms. Funt’s specific experience, qualifications and skills will enable to develop our business.

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

19 | Page

AUDIT COMMITTEE

We do not have an audit committee or audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have limited operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended July 31, 2017  and July 31, 2018:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Marina Funt, President, Secretary and Treasurer	August 1, 2016 to July 31, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	August 1, 2017 to July 31, 2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of July 31, 2018, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

20 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of July 31, 2018 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	Marina Funt Calle Robles, Casa 25, Quito, Ecuador	8,000,000 shares of common stock (direct)	76.11%

The percent of class is based on 10,511,000 shares of common stock issued and outstanding as of July 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company issued a total of 8,000,000 shares of restricted common stock to Marina Funt, our sole officer and director in consideration of $8,000 which was received on August 5, 2016. Further, Ms. Funt has advanced funds to us. As of July 31, 2018, Ms. Funt has advanced to us $1,064. The obligation to Ms. Funt does not bear interest. There is no written agreement evidencing the advancement of funds by Ms. Funt or the repayment of the funds to Ms. Funt.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Year ended July 31, 2018	July 31, 2017
Principal accountant fees and services	$7,100	$7,850

During fiscal year ended July 31, 2018, we incurred approximately $7,100 in fees to our principal independent accountants Haynie & Company and Pritchett, Siler & Hardy, P.C. for professional services rendered in connection with the audit of our financial statements for the fiscal year ended July 31, 2017 and for the reviews of our financial statements for the quarters ended October 31, 2017, January 31, 2018 and April 30, 2018.

During fiscal year ended July 31, 2017, we incurred approximately $7,850 in fees to our principal independent accountants Pritchett, Siler & Hardy, P.C. for professional services rendered in connection with the audit of our financial statements for the fiscal year ended July 31, 2016 and for the reviews of our financial statements for the quarters ended October 31, 2016, January 31, 2017 and April 30, 2017.

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

21 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMARO GROUP CORP.
Dated: November 13, 2018	By: /s/ Marina Funt
Marina Funt, President and Chief Executive Officer and Chief Financial Officer

22 | Page