Form 10-Q
period 2018-10-31
REMARO GROUP CORP.
filed 2018-12-12
CIK 1678746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

N/A

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of December 11, 2018
Common Stock, $0.001	10,511,000

2 | Page

REMARO GROUP CORP.

Form 10-Q

3 | Page

REMARO GROUP CORP. BALANCE SHEETS
	October 31, 2018 (Unaudited)	JULY 31, 2018
ASSETS
Current Assets
Cash	$ 8,904	$ 14,654
Total current assets	8,904	14,654
Fixed Assets
Equipment, net of depreciation	4,946	5,695
Total fixed assets	4,946	5,695
Total Assets	$ 13,850	$ 20,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$ -	$ 2,000
Loan from related parties	1,064	1,064
Total current liabilities	1,064	3,064
Total Liabilities	1,064	3,064

Commitment and contingencies
Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
10,511,000 shares issued and outstanding	10,511	10,511
Additional paid-in capital	22,599	22,599
Accumulated Earnings (Deficit)	(20,324)	(15,825)
Total Stockholders’ Equity (Deficit)	12,786	17,285

Total Liabilities and Stockholders’ Equity	$ 13,850	$ 20,349

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

REMARO GROUP CORP. STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended October 31, 2018	Three months ended October 31, 2017
Revenue	$ -	$ 18,055
Cost of revenue	-	5,300
Gross profit	-	12,755
Operating expenses
General and administrative expenses	4,499	619
Net income (loss) from operations	(4,499)	12,136
Net income (loss)	$ (4,499)	$ 12,136

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ 0.00

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	10,511,000	9,389,663

The accompanying notes are an integral part of these unaudited financial statements.

5 | Page

REMARO GROUP CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three months ended October 31, 2018	Three months ended October 31, 2017
Cash flows from Operating Activities
Net income (loss)	$ (4,499)	$ 12,136
Depreciation	749	552
Deferred Revenue	-	(2,500)
Account Payable	(2,000)	-
Net cash provided by (used in) operating activities	(5,750)	10,188

Cash flows from Investing Activities
Purchase of fixed assets	-	(2,500)
Net cash used in investing activities	-	(2,500)

Cash flows from Financing Activities
Proceeds from sale of common stock	-	12,610
Net cash provided by financing activities	-	12,610

Net increase in cash and equivalents	(5,750)	20,298
Cash and equivalents at beginning of the period	14,654	5,981
Cash and equivalents at end of the period	$ 8,904	$ 26,279
Supplemental cash flow information:
Non-cash Investing and Financing activities
Stock subscription receivable Cash paid for:	$ -	$ 3,800
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

6 | Page

REMARO GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED OCTOBER 31, 2018 AND OCTOBER 31, 2017

NOTE 1 – ORGANIZATION AND BUSINESS

REMARO GROUP CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on March 31, 2016.  The Company offers the services of a freelance local guide, known also as a pointman (hereinafter referred as ‘guide’ or ‘local guide’). The Company’s tours are operated exclusively in Ecuador and the Company’s functional currency is the US dollar. The Company has adopted a July 31 fiscal year end.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2018 and for the related periods presented.

The results for the three months ended October 31, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report for the year ended July 31, 2018, filed with the Securities and Exchange Commission.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At October 31, 2018 the Company's bank deposits did not exceed the insured amounts.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period ended October 31, 2018 and 2017 there were no potentially dilutive common shares outstanding.

Stock-Based Compensation

As of October 31, 2018, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company adopted ASC 606, “Revenue From Contracts With Customers“ (“Topic 606”) effective August 1, 2018. Adoption on this standard did not have a material impact on the Company's financial statements, business process, controls and systems.

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

FOR THE THREE MONTH PERIODS ENDED OCTOBER 31, 2018 AND OCTOBER 31, 2017

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

As of October 31, 2018, we had total net property and equipment of $4,946 and the total accumulated depreciation was $4,054. As of July 31, 2018, we had total net property and equipment of $5,695 and the total accumulated depreciation was $3,305.

Property and equipment as of October 31, 2018 and July 31, 2018 consisted of the following:
	October 31, 2018	July 31, 2018
Equipment and Computer	$ 9,000	$ 9,000
Accumulated depreciation	(4,054)	(3,305)
Total property and equipment	$ 4,946	$ 5,695

Depreciation expense was $749 and $552 for the three months ended October 31, 2018 and 2017, respectively.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had accumulated losses of $20,324 as of October 31, 2018. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as going concern.

.

8 | Page

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.  Upon formation, the Company issued 8,000,000 shares of its common stock to the director at $0.001 per share for total proceeds of $8,000. The $8,000 was treated as a subscription receivable until paid during the year ended July 31, 2017. For the year ended July 31, 2017, the Company issued 370,000 shares of its common stock at $0.01 per share for total proceeds of $3,700. For the year ended July 31, 2018, the Company issued 2,141,000 of its common stock at $0.01 for total proceeds of $21,410. There were no issuances during the Three Month Period Ended October 31, 2018.

As of October 31, 2018, the Company had 10,511,000 shares issued and outstanding.

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

Since March 31, 2016 (Inception) through October 31, 2018, the Company’s sole officer and director loaned the Company $1,064 to pay for incorporation costs and operating expenses.  As of October 31, 2018, the amount outstanding was $1,064. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6. SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from October 31, 2018 through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

Three Month Period Ended October 31, 2018 compared to Three Months Period Ended October 31, 2017

Revenue

During the three month period ended October 31, 2018 we have not generated any revenue compared to $18,055 during the three month period ended October 31, 2017. Cost of revenue was $5,300 for the three month period ended October 31, 2017. The company provided tour guide services in Ecuador which earned revenue. The cost of revenue consists of the payment to outsource travel guide.

Operating Expenses

During the three month period ended October 31, 2018, we incurred $4,499 general and administrative expenses compared to $619 during the three month period ended October 31, 2017. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Income (Loss)

Our net loss for the three months period ended October 31, 2018 was $4,499 compared to net income of $12,136 during the three month period ended October 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2018

As of October 31, 2018 our total assets were $13,850 compared to $20,349 in total assets at July 31, 2018. As of October 31, 2018 our current liabilities were $1,064, compared to $3,064 as of July 31, 2018.

Stockholders’ equity was $12,786 as of October 31, 2018 compared to $17,285 as of July 31, 2018.

10 | Page

Cash Flows from Operating Activities

For the three months ended October 31, 2018, cash flows used in operating activities was $5,750 consisting of a net loss of $4,499, depreciation expenses of $749 and decrease in accounts payable of $2,000. Net cash flows provided by operating activities was $10,188 for the three month period ended October 31, 2017, consisting of a net income of $12,136, depreciation expenses of $552 and decrease in deferred revenue of $2,500.

Cash flows from Investing Activities

For the three months ended October 31, 2018, cash flows used in investing activities was $-0- compared to $2,500 for the purchase of equipment for the three month period ended October 31, 2017.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended October 31, 2018 net cash provided by financing activities was $-0- compared to $12,610 from the sale of common stock for the three month period ended October 31, 2017.

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

11 | Page

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our July 31, 2018 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

12 | Page

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the three month period ended October 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during three month period ended October 31, 2018.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

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

REMARO GROUP CORP.
Dated: December 11, 2018	By:/s/Marina Funt
Marina Funt, President and Chief Executive Officer and Chief Financial Officer

14 | Page