Form 10-Q
period 2019-01-31
REMARO GROUP CORP.
filed 2019-03-05
CIK 1678746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

N/A

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 5, 2019
Common Stock, $0.001	10,511,000

2 | Page

REMARO GROUP CORP.

Form 10-Q

3 | Page

REMARO GROUP CORP. BALANCE SHEETS
	January 31, 2019 (Unaudited)	JULY 31, 2018
ASSETS
Current Assets
Cash	$ 3,190	$ 14,654
Total current assets	3,190	14,654
Fixed Assets
Equipment, net of depreciation	4,197	5,695
Total fixed assets	4,197	5,695
Total Assets	$ 7,387	$ 20,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$ -	$ 2,000
Loan from related parties	1,064	1,064
Total current liabilities	1,064	3,064
Total Liabilities	1,064	3,064

Commitment and contingencies	$ -	$ -
Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
10,511,000 shares issued and outstanding	10,511	10,511
Additional paid-in capital	22,599	22,599
Accumulated Earnings/(Deficit)	(26,787)	(15,825)
Total Stockholders’ Equity/ (Deficit)	6,323	17,285

Total Liabilities and Stockholders’ Equity	$ 7,387	$ 20,349

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

REMARO GROUP CORP. STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended January 31, 2019	Three months ended January 31, 2018	Six months ended January 31, 2019	Six months ended January 31, 2018
Revenue	$ -	$ -	$ -	$ 18,055
Cost of revenue	-	-	-	5,300
Gross profit	-	-	-	12,755
Operating expenses
General and administrative expenses	6,463	6,432	10,962	7,051
Net income (loss) from operations	(6,463)	(6,432)	(10,962)	5,704
Net income (loss)	$ (6,463)	$ (6,432)	$ (10,962)	$ 5,704

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ 0.00	$ (0.00)	$ 0.00

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	10,511,000	10,337,631	10,511,000	9,903,645

The accompanying notes are an integral part of these unaudited financial statements.

5 | Page

REMARO GROUP CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months ended January 31, 2019	Six months ended January 31, 2018

Net income (loss)for the period	$ (10,962)	$ 5,704
Adjustment for non-cash items; Depreciation	1,498	1,301
Net income (loss) for the period before Operating Activities	(9,464)	7,005
Cash flows from Operating Activities
Deferred Revenue	-	(2,500)
Account Payable	(2,000)	-
Net cash provided by/(used in) operating activities	(11,464)	4,505

Cash flows from Investing Activities
Purchase of fixed assets	-	(2,500)
Net cash used in investing activities	-	(2,500)

Cash flows from Financing Activities
Proceeds from sale of common stock	-	21,410
Net cash provided by/(used in)financing activities	-	21,410

Net increase/(decrease) in cash and equivalents	(11,464)	23,415
Cash and equivalents at beginning of the period	14,654	5,981
Cash and equivalents at end of the period	$ 3,190	$ 29,396
Supplemental cash flow information:
Non-cash Investing and Financing activities
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

6 | Page

REMARO GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIODS ENDED JANUARY 31, 2019 AND JANUARY 31, 2018

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2019 and for the related periods presented.

The results for the six months ended January 31, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report for the year ended July 31, 2018, filed with the Securities and Exchange Commission.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of six months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At January 31, 2019 the Company's bank deposits did not exceed the insured amounts.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period ended January 31, 2019 and 2018 there were no potentially dilutive common shares outstanding.

Stock-Based Compensation

As of January 31, 2019, the Company has not issued any stock-based payments to its employees.

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

FOR THE SIX MONTH PERIODS ENDED JANUARY 31, 2019 AND JANUARY 31, 2018

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

As of January 31, 2019, we had total net property and equipment of $4,197 and the total accumulated depreciation was $4,803. As of July 31, 2018, we had total net property and equipment of $5,695 and the total accumulated depreciation was $3,305.

Property and equipment as of January 31, 2019 and July 31, 2018 consisted of the following:
	January 31, 2019	July 31, 2018
Equipment and Computer	$ 9,000	$ 9,000
Accumulated depreciation	(4,803)	(3,305)
Total property and equipment	$ 4,197	$ 5,695

Depreciation expense was $1,498 and $1,301 for the six months ended January 31, 2019 and 2018, respectively.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had accumulated losses of $26,787 as of January 31, 2019. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as going concern.

8 | Page

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.  Upon formation, the Company issued 8,000,000 shares of its common stock to the director at $0.001 per share for total proceeds of $8,000. The $8,000 was treated as a subscription receivable until paid during the year ended July 31, 2017. For the year ended July 31, 2017, the Company issued 370,000 shares of its common stock at $0.01 per share for total proceeds of $3,700. For the year ended July 31, 2018, the Company issued 2,141,000 of its common stock at $0.01 for total proceeds of $21,410. There were no issuances during the six Month Period Ended January 31, 2019.

As of January 31, 2019, the Company had 10,511,000 shares issued and outstanding.

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

Since March 31, 2016 (Inception) through January 31, 2019, the Company’s sole officer and director loaned the Company $1,064 to pay for incorporation costs and operating expenses.  As of January 31, 2019, the amount outstanding was $1,064. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6. SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from January 31, 2019 through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

Three Month Period Ended January 31, 2019 compared to Three Months Period Ended January 31, 2018

Revenue

During the three month periods ended January 31, 2019 and January 31, 2018 we have not generated any revenue.

Operating Expenses

During the three month period ended January 31, 2019, we incurred $6,463 general and administrative expenses compared to $6,432 during the three month period ended January 31, 2018. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the three months period ended January 31, 2019 was $6,463 compared to net loss of $6,432 during the three month period ended January 31, 2018.

Six Month Period Ended January 31, 2019 compared to Six Months Period Ended January 31, 2018

Revenue

During the six-month period ended January 31, 2019 we have not generated any revenue compared to $18,055 during the six-month period ended January 31, 2018. Cost of revenue was $5,300 for the six-month period ended January 31, 2018. The company provided tour guide services in Ecuador which earned revenue. The cost of revenue consists of the payment to outsource travel guide.

10 | Page

Operating Expenses

During the six month period ended January 31, 2019, we incurred $10,962 general and administrative expenses compared to $7,051 during the six month period ended January 31, 2018. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Income (Loss)

Our net loss for the six months period ended January 31, 2019 was $10,962 compared to net income of $5,704 during the six-month period ended January 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2019

As of January 31, 2019, our total assets were $7,387 compared to $20,349 in total assets at July 31, 2018. As of January 31, 2019, our current liabilities were $1,064, compared to $3,064 as of July 31, 2018.

Stockholders’ equity was $6,323 as of January 31, 2019 compared to $17,285 as of July 31, 2018.

Cash Flows from Operating Activities

For the six months ended January 31, 2019, cash flows used in operating activities was $11,464 consisting of a net loss of $10,962, depreciation expenses of $1,498 and decrease in accounts payable of $2,000. Net cash flows provided by operating activities was $4,505 for the six month period ended January 31, 2018, consisting of a net income of $5,704, depreciation expenses of $1,301 and decrease in deferred revenue of $2,500.

Cash flows from Investing Activities

For the six months ended January 31, 2019, cash flows used in investing activities was $-0- compared to $2,500 for the purchase of equipment for the six month period ended January 31, 2018.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended January 31, 2019 net cash provided by financing activities was $-0- compared to $21,410 from the sale of common stock for the six month period ended January 31, 2018.

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

12 | Page

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the six month period ended January 31, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during six month period ended January 31, 2019.

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

REMARO GROUP CORP.
Dated: March 5, 2019	By:/s/Marina Funt
Marina Funt, President and Chief Executive Officer and Chief Financial Officer

14 | Page