Form 10-K
period 2019-07-31
REMARO GROUP CORP.
filed 2019-10-09
CIK 1678746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended July 31, 2019

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

As of October 08, 2019 the registrant had 10,511,000 shares of common stock issued and outstanding. No aggregate market value of stock held by non-affiliates has been computed based upon the fact that no active trading market has been established as of October 08, 2019.

2 | Page

Table Of Contents

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

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of July 31, 2019, the 10,511,000 issued and outstanding shares of common stock were held by a total of 32 shareholders of record.

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

RESULTS OF OPERATIONS

Year ended July 31, 2019 compared to year ended  July 31, 2018

Revenue

During the year ended July 31, 2019 we have not generated any revenue compared to $18,055 for the year ended to July 31, 2018. During the year ended July 31, 2018 cost of revenue was $5,300.

Operating Expenses

During year ended July 31, 2019, we incurred $19,817 general and administrative expenses compared to $25,291 during year ended  July 31, 2018. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the year ended July 31, 2019 was $19,817 compared to net loss of $12,536 during year ended  July 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2019

As of July 31, 2019 our total assets were $3,132 compared to $20,349 in total assets at July 31, 2018. As of July 31, 2019 our total current liabilities were $5,664 compared to $3,564 in total current liabilities at July 31, 2018.

Stockholders’ deficit was $2,532 as of July 31, 2019 compared to stockholders’ equity of $17,285 as of July 31, 2018.

6 | Page

Cash Flows from Operating Activities

For the year ended July 31, 2019, cash flows used by operating activities was $10,237 consisting of a net loss of $19,817, decrease in accounts payable of $2,000 and depreciation of $2,996. Net cash flows provided by operating activities was $10,237 for year ended July 31, 2018 consisting of a net loss of $12,536, increase in accounts payable of $2,000, decrease in deferred revenue of $2,500 and depreciation expenses of $2,799.

Cash flows from Investing Activities

For the year ended July 31, 2019, cash flow used in investing activities was $-0- compared to $2,500 for the year ended July 31, 2018.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity instruments. For the year ended July 31, 2019 net cash provided by financing activities was $4,600 received from proceeds from loan compared to $21,410 received from proceeds from issuance of common stock for the year July 31, 2018.

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

GOING CONCERN

The independent auditors' report accompanying our July 31, 2019 and July 31, 2018 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

8 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Remaro Group Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Remaro Group Corp. ("the Company") as of July 31, 2019, and the related statement of operations, stockholders' equity, and cash flows, and the related notes (collectively referred to as the "financial statements"). In our opinion, the 2019 financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of July 31, 2018, were audited by other auditors whose report dated November 13, 2018, expressed an unqualified opinion on those statements.

Material Uncertainty Relating to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about the its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Zia Masood Kiani & Co.

Zia Masood Kiani & Co.

(Chartered Accountants)

We have served as the Company's auditor since 2019.

Islamabad, Pakistan

Date: October 05, 2019

9 | Page

REMARO GROUP CORP. BALANCE SHEETS
	JULY 31, 2019	JULY 31, 2018
ASSETS
Current Assets
Cash	$ 433	$ 14,654
Total current assets	433	14,654
Fixed Assets
Equipment, net of depreciation	2,699	5,695
Total fixed assets	2,699	5,695
Total Assets	$ 3,132	$ 20,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 5,664	$ 1,064
Accounts Payable	-	2,000
Total current liabilities	5,664	3,064
Total Liabilities	5,664	3,064
Commitments and Contingencies

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
10,511,000 shares issued and outstanding (10,511,000 as at July 31, 2018)	10,511	10,511
Additional Paid in Capital	22,599	22,599
Accumulated Earnings (Deficit)	(35,642)	(15,825)
Total Stockholders’ Equity (Deficit)	(2,532)	17,285

Total Liabilities and Stockholders’ Equity	$ 3,132	$ 20,349

The accompanying notes are an integral part of these financial statements.

10 | Page

REMARO GROUP CORP. STATEMENTS OF OPERATIONS
	YEAR ENDED JULY 31, 2019	YEAR ENDED JULY 31, 2018
Revenue	$ -	$ 18,055
Cost of revenue	-	5,300
Gross profit	-	12,755
Operating expenses
General and administrative expenses	19,817	25,291
Income (loss) from operations	(19,817)	(12,536)
Income (loss) before provision for income taxes	(19,817)	(12,536)

Provision for income taxes	-	-

Net income (loss)	$ (19,817)	$ (12,536)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	10,511,000	10,204,831

The accompanying notes are an integral part of these financial statements.

11 | Page

REMARO GROUP CORP. STATEMENT OF STOCKHOLDER’S DEFICIT FOR THE YEARS ENDED JULY 31, 2018 AND 2019
	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total
Balances as of July 31, 2017	8,370,000	$ 8,370	$ 3,330	$ (3,289)	$ 8,411
Shares issued at $0.01	2,141,000	2,141	19,269	-	21,410
Net income (loss) for the year	-	-	-	(12,536)	(12,536)
Balances as of July 31, 2018	10,511,000	10,511	22,599	(15,825)	17,285
Net income (loss) for the year	-	-	-	(19,817)	(19,817)
Balances as of July 31, 2019	10,511,000	$10,511	$ 22,599	$ (35,642)	$ (2,532)

The accompanying notes are an integral part of these financial statements.

12 | Page

REMARO GROUP CORP. STATEMENTS OF CASH FLOWS
	YEAR ENDED JULY 31, 2019	YEAR ENDED JULY 31, 2018
Cash flows from Operating Activities
Net income (loss)	$ (19,817)	$ (12,536)
Depreciation	2,996	2,799
Accounts Payable	(2,000)	2,000
Deferred revenue	-	(2,500)
Net cash provided by (used in) operating activities	(18,821)	(10,327)

Cash flows from Investing Activities
Purchase of fixed assets	$ -	(2,500)
Net cash used in investing activities	-	(2,500)

Cash flows from Financing Activities
Proceeds from sale of common stock	-	21,410
Proceeds of loan from shareholders	4,600	-
Net cash provided by financing activities	4,600	21,410
Net increase in cash and equivalents	(14,221)	8,673
Cash and equivalents at beginning of the period	14,654	5,981
Cash and equivalents at end of the period	$ 433	$ 14,654
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

13 | Page

REMARO GROUP CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2019 AND JULY 31, 2018

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At July 31, 2019 the Company's bank deposits did not exceed the insured amounts.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Stock-Based Compensation

As of July 31, 2019, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company adopted ASC 606, “Revenue From Contracts With Customers“ (“Topic 606”) effective from August 1, 2018. Adoption on this standard did not have a material impact on the Company's financial statements, business process, controls and systems.

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

Property and Equipment and Depreciation Policy

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is 3 years.

As of July 31, 2019, we had total net property and equipment of $2,699 and the total accumulated depreciation was $6,301. As of July 31, 2018, we had total net property and equipment of $5,695 and the total accumulated depreciation was $3,305.

Property and equipment as of July 31, 2019 and July 31, 2018 consisted of the following:
	July 31, 2019	July 31, 2018
Equipment and Computer	$ 9,000	$ 9,000
Accumulated depreciation	(6,301)	(3,305)
Total property and equipment	$ 2,699	$ 5,695

Depreciation expense was $2,996 and $2,799 for the years ended July 31, 2019 and 2018, respectively.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had accumulated deficit of $35,642 as of July 31, 2019.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as going concern.

15 | Page

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

As of July 31, 2019, the Company had 10,511,000 shares issued and outstanding.

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

Since March 31, 2016 (Inception) through July 31, 2019, the Company’s sole officer and director loaned the Company $5,664 to pay for incorporation costs and operating expenses.  As of July 31, 2019, the amount outstanding was $5,664. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6. INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the year ended July 31, 2019 and 2018 to the company’s effective tax rate is as follows:

	2019	2018
Tax benefit at U.S. statutory rate	$ (4,161)	(2,212)
Change in valuation allowance	4,161	2,212
	$ -	-

The Company has approximately $ 35,642 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2039. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from July 31, 2019 through the date the financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

16 | Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 19, 2018 (the “Resignation Date”) Haynie & Company, CPA, Salt Lake City, Utah resigned as the independent registered public accounting firm for Remaro Group Corp. (the “Company”). On January 10, 2019, the Company engaged Zia Masood Kiani & Co (Chartered Accountants), Pakistan, as its new independent registered public accounting firm. The change of the Company’s independent registered public accounting firm from Haynie & Company, CPA to Zia Masood Kiani & Co (Chartered Accountants) was approved unanimously by our board of directors.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2019. Based on our management’s evaluation under the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

 A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified a lack of segregation of duties, a lack of audit committee or independent governance/oversight, and timely communication with vendors to obtain invoices and record expenses and liabilities as material weaknesses in our internal controls over financial reporting as of the end of the fiscal year ended July 31, 2019.

Such officer also confirmed that there was no change in our internal control over financial reporting during the year July 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Marina Funt Calle Robles, Casa 25, Quito, Ecuador	36	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended July 31, 2018  and July 31, 2019:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Marina Funt, President, Secretary and Treasurer	August 1, 2017 to July 31, 2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	August 1, 2018 to July 31, 2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of July 31, 2019, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

19 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of July 31, 2019 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	Marina Funt Calle Robles, Casa 25, Quito, Ecuador	8,000,000 shares of common stock (direct)	76.11%

The percent of class is based on 10,511,000 shares of common stock issued and outstanding as of July 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company issued a total of 8,000,000 shares of restricted common stock to Marina Funt, our sole officer and director in consideration of $8,000 which was received on August 5, 2016. Further, Ms. Funt has advanced funds to us. As of July 31, 2019, Ms. Funt has advanced to us $5,664. The obligation to Ms. Funt does not bear interest. There is no written agreement evidencing the advancement of funds by Ms. Funt or the repayment of the funds to Ms. Funt.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Year ended July 31, 2019	July 31, 2018
Principal accountant fees and services	$8,134	$7,100

During fiscal year ended July 31, 2019, we incurred approximately $8,134 in fees for professional services rendered in connection with the audit of our financial statements for the fiscal year ended July 31, 2018 and for the reviews of our financial statements for the quarters ended October 31, 2018, January 31, 2019 and April 30, 2019.

During fiscal year ended July 31, 2018, we incurred approximately $7,100 in fees for professional services rendered in connection with the audit of our financial statements for the fiscal year ended July 31, 2017 and for the reviews of our financial statements for the quarters ended October 31, 2017, January 31, 2018 and April 30, 2018.

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

REMARO GROUP CORP.
Dated: October 09, 2019	By: /s/ Marina Funt
Marina Funt, President and Chief Executive Officer and Chief Financial Officer

21 | Page