Form 10-Q
period 2019-10-31
REMARO GROUP CORP.
filed 2019-12-05
CIK 1678746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

N/A

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of December 5, 2019
Common Stock, $0.001	10,511,000

2 | Page

REMARO GROUP CORP.

Form 10-Q

3 | Page

REMARO GROUP CORP. BALANCE SHEETS
	October 31, 2019 (Unaudited)	JULY 31, 2019
ASSETS
Current Assets
Cash	$ 183	$ 433
Total current assets	183	433
Fixed Assets
Equipment, net of depreciation	1,950	2,699
Total fixed assets	1,950	2,699
Total Assets	$ 2,133	$ 3,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$ -	$ -
Loan from related parties	8,115	5,664
Total current liabilities	8,115	5,664
Total Liabilities	8,115	5,664

Commitment and contingencies	$ -	$ -
Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
10,511,000 shares issued and outstanding	10,511	10,511
Additional paid-in capital	22,599	22,599
Accumulated Earnings/(Deficit)	(39,092)	(35,642)
Total Stockholders’ Equity/ (Deficit)	(5,982)	(2,532)

Total Liabilities and Stockholders’ Equity	$ 2,133	$ 3,132

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

REMARO GROUP CORP. STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended October 31, 2019	Three months ended October 31, 2018
Revenue	$ -	$ -
Cost of Revenue	-	-
Gross Profit	$ -	$ -
Operating expenses
General and administrative expenses	3,450	4,499
Net income (loss) from operations	(3,450)	(4,499)
Net income (loss)	$(3,450)	$ (4,499)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	10,511,000	10,511,000

The accompanying notes are an integral part of these unaudited financial statements.

5 | Page

REMARO GROUP CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three months ended October 31, 2019	Three months ended October 31, 2018

Net income (loss)for the period	$ (3,450)	$ (4,499)
Adjustment for non-cash items; Depreciation	749	749
Account Payable	-	(2,000)
Net cash provided by/(used in) operating activities	(2,701)	(5,750)

Cash flows from Financing Activities
Proceeds of loan from shareholder	2,451	-
Net cash provided by/(used in)financing activities	2,451	-

Net increase/(decrease) in cash and equivalents	(250)	(5,750)
Cash and equivalents at beginning of the period	433	14,654
Cash and equivalents at end of the period	$ 183	$ 8,904
Supplemental cash flow information:
Non-cash Investing and Financing activities
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

6 | Page

REMARO GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED OCTOBER 31, 2019 AND OCTOBER 31, 2018

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2019 and for the related periods presented.

The results for the three months ended October 31, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report for the year ended July 31, 2019, filed with the Securities and Exchange Commission.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At October 31, 2019 the Company's bank deposits did not exceed the insured amounts.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period ended October 31, 2019 and 2018 there were no potentially dilutive common shares outstanding.

7 | Page

Stock-Based Compensation

As of October 31, 2019, the Company has not issued any stock-based payments to its employees.

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

In accordance with Accounting Standards Codification Topic 606, revenue is recognized when the following criteria are met:

-Identification of the contract, or contracts, with a customer;

-Identification of the performance obligations in the contract;

-Determination of the transaction price;

-Allocation of the transaction price to the performance obligations in the contract; and

-Recognition of revenue when, or as, we satisfy performance obligation.

8 | Page

REMARO GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED OCTOBER 31, 2019 AND OCTOBER 31, 2018

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

As of October 31, 2019, we had total net property and equipment of $1,950 and the total accumulated depreciation was $7,050. As of July 31, 2019, we had total net property and equipment of $2,699 and the total accumulated depreciation was $6,301.

Property and equipment as of October 31, 2019 and July 31, 2019 consisted of the following:
	October 31, 2019	July 31, 2019
Equipment and Computer	$ 9,000	$ 9,000
Accumulated depreciation	(7,050)	(6,301)
Total property and equipment	$ 1,950	$ 2,699

Depreciation expense was $749 for the three months ended October 31, 2019 and 2018.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had accumulated losses of $39,092 as of October 31, 2019. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as going concern.

9 | Page

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.  Upon formation, the Company issued 8,000,000 shares of its common stock to the director at $0.001 per share for total proceeds of $8,000. The $8,000 was treated as a subscription receivable until paid during the year ended July 31, 2017. For the year ended July 31, 2017, the Company issued 370,000 shares of its common stock at $0.01 per share for total proceeds of $3,700. For the year ended July 31, 2018, the Company issued 2,141,000 of its common stock at $0.01 for total proceeds of $21,410. There were no issuances during the three month Period Ended October 31, 2019.

As of October 31, 2019, the Company had 10,511,000 shares issued and outstanding.

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

Since March 31, 2016 (Inception) through October 31, 2019, the Company’s sole officer and director loaned the Company $8,115 to pay for incorporation costs and operating expenses.  As of October 31, 2019, the amount outstanding was $8,115. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6. SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from October 31, 2019 through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

10 | Page

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

RESULTS OF OPERATIONS

Three Month Period Ended October 31, 2019 compared to Three Months Period Ended October 31, 2018

Revenue

During the three month periods ended October 31, 2019 and October 31, 2018 we have not generated any revenue.

Operating Expenses

During the three month period ended October 31, 2019, we incurred $3,450 general and administrative expenses compared to $4,499 during the three month period ended October 31, 2018. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the three months period ended October 31, 2019 was $3,450 compared to net loss of $4,499 during the three month period ended October 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2019

As of October 31, 2019, our total assets were $2,133 compared to $3,132 in total assets at July 31, 2019. As of October 31, 2019, our current liabilities were $8,115, compared to $5,664 as of July 31, 2019.

Stockholders’ deficit was $5,982 as of October 31, 2019 compared to $2,532 as of July 31, 2019.

Cash Flows from Operating Activities

11 | Page

For the three months ended October 31, 2019, cash flows used in operating activities was $2,701 consisting of a net loss of $3,450 and depreciation expenses of $749. Net cash flows provided by operating activities was $5,750 for the three month period ended October 31, 2018, consisting of a net loss of $4,499, depreciation expenses of $749 and decrease in accounts paybale of $2,000.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended October 31, 2019 net cash provided by financing activities was $2,451 received from the loan from shareholder compared to $-0- for the three month period ended October 31, 2018.

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

12 | Page

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our July 31, 2019 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

13 | Page

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the three month period ended October 31, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during three month period ended October 31, 2019.

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

REMARO GROUP CORP.
Dated: December 5, 2019	By:/s/Marina Funt
Marina Funt, President and Chief Executive Officer and Chief Financial Officer

15 | Page