Form 10-Q
period 2020-01-31
BOOMER HOLDINGS, INC.
filed 2020-04-29
CIK 1678746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

SEC File No. 000-215000

BOOMER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	4700	36-4833921
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS I.D.)

8670 W. Cheyenne Avenue Las Vegas, NV 89129
(Address of principal executive offices)

Issuer’s telephone number: (888)-266-6370

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BOMH	OTC Markets Group

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of April 29, 2020, there were 128,513,739 shares issued and outstanding of the registrant’s common stock.

BOOMER HOLDINGS, INC.

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOOMER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	January 31,	July 31,
	2020	2019

ASSETS

Current Assets:
Cash	$284,854	$152,667
Accounts receivables, net of allowance for bad debt of $2,882 amd $0, respectively	35,700	—
Accounts receivables - related parties	3,401	—
Inventories, net	526,592	53,724
Other current assets	65,582	1,934
Loans receivables - related parties	122,792	1,600
Total current assets	1,038,921	209,925

Non-current Assets:
Property and equipment, net	123,847	75,928
Lease asset	1,162,113	—
Total non-current assets	1,285,960	30,715

Total assets	$2,324,881	$285,853

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$633,664	$159,870
Other current liabilities	210,207	16,738
Accrued interest	20,442	—
Current portion of notes payable - related parties	2,718	—
Current portion of operating lease liabilities	123,923	—

Total current liabilities	990,954	176,608
Lines of credit - related parties	559,273	110,000
Operating lease liabilities, less current portion	1,076,168	—
Notes payable - related parties	179,000	74,000

Total liabilities	2,805,395	360,608

Commitments and contingencies

Stockholders' Deficit:
Common stock, no par value; 200,0000,000 shares authorized, 117,963,439 and 247,410,916 shares issued and outstanding, respectively	3,187,968	520,000
Accumulated deficit	(3,668,482)	(594,755)
Total stockholders' deficit	(480,514)	(74,755)

Total liabilities and stockholder's equity	$2,324,881	$285,853

The accompanying notes are an integral part of these condensed unaudited financial statements.

BOOMER HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019

Net revenue	$253,419	$—	$427,563	$—

Cost of goods sold	67,916	—	153,387	—

Gross profit	185,503	—	274,176	—

Operating expenses:
Advertising and marketing	380,568	—	639,653	—
General and administrative	354,091	—	530,706	—
Payroll and payroll taxes	625,161	—	904,184	—
Professional fees	675,318	—	967,382	—
Research and development	4,030	—	16,485	—
Depreciation and amortization	8,298	—	8,298	—
Rent	76,836	—	198,095	—
Total operating expenses	2,124,302	—	3,264,803	—

Loss from operations	(1,938,799)	—	(2,990,627)	—

Other income (expense):
Interest expense	(50,077)	—	(84,590)	—
Other income	1,190	—	1,490	—
Total other expense, net	(48,887)	—	(83,100)	—

Loss before provision for income taxes	(1,987,686)	—	(3,073,727)	—

Income tax provision	—	—	—	—

Net loss	$(1,987,686)	$—	$(3,073,727)	$—

Earnings (loss) per share:
Basic and diluted	$(0.01)	$—	$(0.01)	$—

Weighted average number of common shares outstanding:
Basic and diluted	240,789,625	—	238,475,188	—

The accompanying notes are an integral part of these condensed unaudited financial statements.

BOOMER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances - June 7, 2019 (date of formation)	—	$—	$—	$—	$—

Issuance of stock	30,000	520,000	—	—	520,000

Net loss	—	—	—	(594,755)	(594,755)

Balances - July 31, 2019	30,000	$520,000	$—	$(594,755)	$(74,755)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances - October 31, 2019	30,000	$1,718,568	$—	$(1,680,796)	$(74,755)

Issuance of stock	—	1,469,400	—	—	1,469,400

Net loss	—	—	—	(1,987,686)	(1,987,686)

Balances - January 31, 2020	30,000	$3,187,968	$—	$(3,668,482)	$(593,041)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances - July 31, 2019	30,000	$520,000	$—	$(594,755)	$(74,755)

Issuance of stock	—	2,667,968	—	—	2,667,968

Net loss	—	—	—	(3,073,727)	(3,073,727)

Balances - January 31, 2020	30,000	$3,187,968	$—	$(3,668,482)	$(480,514)

The accompanying notes are an integral part of these condensed unaudited financial statements.

BOOMER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended January 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(3,073,727)	—

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	9,251	—
Noncash lease expense	37,978	—
Changes in assets and liabilities:
Accounts receivable	(39,101)	—
Other current assets	(63,648)	—
Inventories, net	(472,868)	—
Accounts payable	473,793	—
Accrued interest	20,442	—
Other current liabilities	193,469	—
Net cash used in operating activities	(2,914,411)	—

Cash flows from investing activities:
Purchases of property and equipment	(57,170)	—
Loans provided on loans receivables - related parties	(530,025)
Repayments from payments received on loan receivables - related parties	408,833	—
Net cash used in investing activities	(178,362)	—

Cash flows from financing activities:
Repayments on lines of credit - related parties	(363,442)	—
Borrowings under lines of credit - related parties	812,716	—
Borrowings from notes payable - related parties	107,718	—
Proceeds from issuance of common stock	2,667,968	—
Net cash provided by financing activities	3,224,960	—

Net increase in cash	132,187	—

Cash – beginning of period	152,667	—

Cash – end of period	$284,854	—

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$64,148	$—
Income taxes	$800	$—

Interest paid calculation:
Accrued interest at 7/31/19	0
Accrued interest at 1/31/20	(20,442)
Interest expense	84,590
Interest paid - cash	64,148	—

The accompanying notes are an integral part of these condensed unaudited financial statements.

BOOMER HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Organization

Boomer Holdings, Inc. (the “Company”), through its wholly owned subsidiary, Boomer Naturals, Inc., engages in the development and sale of the proprietary CB5 wellness formula in the United States of America and internationally. All of the Company’s sales relate to CB5 and its related products. Boomer Naturals, Inc. was incorporated in June 2019 and is headquartered in Las Vegas, Nevada.

Share Exchange Between Boomer Natural Holdings and Boomer Naturals, Inc.

Boomer Naturals, Inc. (“Naturals”) was incorporated as a Nevada corporation on June 7, 2019. Boomer Natural Holdings, Inc. (“Boomer”) was incorporated as a Nevada corporation on January 7, 2020 and was a non-operating company. On or about the same day, Naturals completed its share exchange with Boomer, whereby, the shareholders of Naturals became shareholders of Boomer and all of common stock shares of Boomer Naturals, Inc. was exchanged to Boomer by the shareholder of Boomer Naturals, Inc. for newly-issued shares of Boomer common stock resulting in Boomer Naturals, Inc. becoming a wholly-owned subsidiary of Boomer. The transaction is accounted for as a “reverse merger” and recapitalization since the stockholder of Boomer Naturals, Inc. owned a majority of the outstanding shares of the common stock of Boomer immediately following the completion of the transaction, the stockholders of Boomer Naturals, Inc. will have the significant influence and the ability to elect or appoint or to remove a majority of the members of the governing body of Boomer, and Boomer Naturals, Inc.’s senior management will dominate the management of Boomer immediately following the completion of the transaction. Accordingly, Boomer Naturals, Inc. will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of Boomer.

Share Exchange Between Remaro Group Corp and Boomer Naturals Holdings

On December 12, 2019, Marina Funt, the former principal shareholder, Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Director of Remaro Group Corp. (the “Company”), consummated the sale of Ms. Funt’s 24,000,000 shares (the “Shares”) of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) to Boomer Natural Wellness, Inc. (“BNW”). The acquisition of the Shares, which represent approximately 76% of the Company’s shares of outstanding Common Stock, resulted in a change in control of the Registrant. In connection with the sale of the Shares, Ms. Funt waived, forgave and discharged any indebtedness of any kind owed to her by the Company.

On January 7, 2020, the Company, then named Remaro Group Corp., executed and consummated an Agreement of Merger and Plan of Share Exchange (the “Exchange Agreement”), with Boomer Natural Wellness, Inc. (“BNW”), Boomer Naturals Holdings, Inc., a Nevada corporation (“Boomer”), Boomer Naturals, and the shareholders of Boomer (the “Exchange”). Upon consummation of the transactions set forth in the Exchange Agreement (the “Closing”), the Company adopted the business plan of Boomer Naturals. Pursuant to the terms of the Exchange Agreement, the Company agreed to acquire all of the outstanding shares of Boomer in exchange for the issuance of an aggregate 120,980,739 shares (the “Exchange Shares”) of the Company’s Common Stock and BNW agreed to retire 24,000,000 shares of the Company’s Common Stock. As a result of the Exchange, Boomer became a wholly-owned subsidiary of the Company and the Company adopted the business plan of Boomer Naturals. Following the consummation of the Exchange, the Boomer Shareholders beneficially owned approximately Ninety-Four (94%) of the issued and outstanding Common Stock of the Company. TCompanyCompanyCompanyCompanyCompanyCompanyCompanyCompany

On January 7, 2020, the Company approved an amendment to its Articles of Incorporation (the “Amendment”) to: change the name of the Company to Boomer Holdings Inc.; effect a forward stock split on the basis of three-to-one (3:1); and to increase the number of authorized shares of capital stock to 210,000,000 of which 200,000,000 shares shall be Common Stock and 10,000,000 shares will be blank-check preferred stock, par value $0.001 per share.

The transaction above will be accounted for as a “reverse merger” and recapitalization since the stockholder of Boomer will own a majority of the outstanding shares of the common stock of Company immediately following the completion of the transaction, the stockholders of Boomer will have the significant influence and the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity, and Boomer’s senior management will dominate the management of the combined entity immediately following the completion of the transaction. Accordingly, Boomer will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of the Company. Accordingly, the assets and liabilities and the historical operations that are reflected in the financial statements are those of the Boomer and are recorded at the historical cost basis of the Company. As a result, Boomer is the surviving company and the financial statements presented are historical financial accounts of Boomer Holdings, Inc. and its wholly owned subsidiary, Boomer Naturals, Inc.

Financial Reporting

As a result of share exchanges occurred amongst Company, Boomer, Boomer Naturals, Inc., and shareholders of the amongst companies, the consolidated financial statements include historical financial information of Boomer Holdings, Inc. and its wholly owned subsidiary, Boomer Naturals Inc. (combined companies referred as the “Company”) since June 7, 2019.

Products

Boomer Naturals Holdings Inc., through its wholly-owned subsidiary Boomer Naturals, Inc., a Nevada corporation, provides wellness solutions to multiple target markets through multiple sales channels, including retail locations, e-commerce, and wholesale distribution networks. Boomer sells health and wellness products and services geared toward alleviating pain, anxiety and improving general wellness through our proprietary lines of CB5 products. CB5 formula is the first FDA-compliant alternative that fully supports the body’s endocannabinoid system (ECS). This revolutionary breakthrough combines five natural and powerful ingredients that target the ECS.

The CB5 products were developed by neurosurgeon, Dr. Mark Chwajol https://boomernaturalwellness.com/larry-mccleary-md/. The Boomer CB5 products contain a powerful combination of terpenes that interact with three known cannabinoid receptors and possibly a fourth, while the standard products in the industry interact only with one. The product contains all-natural ingredients which are all listed on the Generally Recognized as Safe list of the Food and Drug Administration and was developed by a practicing brain surgeon who is an expert in natural ingredients and CB receptors.

Boomer focuses on wellness solutions for the 50 and older age demographic through the development of products using the Boomer proprietary CB5 formula. The CB5 formula includes a variety of terpenes that are compliant with FDA guidelines as all ingredients are listed on the Generally Recognized as Safe list. The solutions include products to alleviate pain, reduce anxiety, increase sleep quality, as well as offer cosmetic benefits. In addition, Boomer offers a full line of products to benefit the health of pets, including those suffering from seizures.

BOOMER HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (continued)

Unaudited Interim Financial Information

These unaudited interim financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending July 31, 2020.

The balance sheets and certain comparative information as of July 31, 2019 are derived from the audited financial statements and related notes for the year ended July 31, 2019.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representation of the company’s management who are responsible for the integrity and objectivity of the financial statements. These accounting policies confirm to accounting principles generally accepted in the United State of America and have been consistently applied in the preparation of the financial statements.

Basis of Presentation and Consolidation

These accounting policies conform to generally accepted accounting principles in the United States of America (“GAAP”) and have been consistently applied in the preparing the Firm’s financial statements. The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, which is based on the accrual method of accounting.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include, but are not limited to, the estimated useful lives of property and equipment, patent and trademark, the ultimate collection of accounts receivable and accrued expenses. Actual results could materially differ from those estimates.

BOOMER HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectability is reasonably assured, and delivery has occurred or services have been rendered. The Company offers the CB5 proprietary formula various channels, e-commerce, and brick and mortar retail

The Company includes shipping and handling costs in cost of sales. Amounts billed for shipping and handling are included with revenues in the statement of operation.

The Company recognizes an allowance for estimated future sales returns in the period revenue is recorded, based on pending returns and historical return data, among other factors. Management did not believe any allowance for sales returns was required at January 31, 2020.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense amounted to $639,653 and $380,568 for the six and three months ended January 31, 2020, respectively.

Accounts Receivable

Accounts receivable are carried at original invoice amount less the allowance for doubtful accounts based on a review of all outstanding amounts at year end. Management determines the allowance for doubtful accounts based on a combination of write-off history, aging analysis, and any specific known troubled accounts. Trade receivables are written off when deemed uncollectible.

Inventories

Inventories primarily consist of finished goods and are stated at the lower of cost (first-in-first-out) or market. The Company maintains an allowance for potentially excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values.

Property and Equipment

Property and equipment consist of leasehold improvements, furniture and fixtures, machinery and equipment are stated at cost. Property and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets, generally 5-7 year. Leasehold improvements are depreciated over the shorter of the useful life of the improvement or the lease term, including renewal periods that are reasonably assured.

BOOMER HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment,” the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable.  The Company considers the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in our strategic business objectives and utilization of the asset; or significant negative industry or economic trends.  An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount.

Fair Value of Financial Instruments

The Company records its financial assets and liabilities at fair value, which is defined under the applicable accounting standards as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measure date.  The Company uses valuation techniques to measure fair value, maximizing the use of observable outputs and minimizing the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

·	Level 1 – Quoted prices in active markets for identical assets or liabilities.
·	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
·	Level 3 – Inputs include management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument's valuation.

As of January 31, 2020, the Company believes that the carrying value of cash, account receivables, accounts payable, accrued expenses, and other current assets and liabilities approximate fair value due to the short maturity of theses financial instruments. The financial statements do not include any financial instruments at fair value on a recurring or non-recurring basis.

Income Taxes

The Company has elected to be taxed as an S-corporation. Accordingly, except for a minimal state tax, the Company is not taxed at the corporate level; rather, the tax on corporate income is paid and the benefits of losses are recognized at the stockholder level. Therefore, no provision or credit for federal income taxes has been included in the financial statements.

Certain transactions of the Company are subject to accounting methods for income tax purposes which differ from the accounting methods used in preparing the financial statements. Accordingly, the net income of the Company reported for federal income tax purposes may differ from the net income reported in these financial statements. The major differences relate to accounting for depreciation on property and equipment, stock compensation, and research credits.

BOOMER HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company has adopted ASC 740-10-25, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25 for the three months ended January 31, 2020.

The Company is no longer subject to federal and state income tax examination by tax authorities for year ended before 2019, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable and other receivables arising from its normal business activities. The Company has a diversified customer base. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectable accounts and, as a consequence, believes that its accounts receivable related credit risk exposure beyond such allowance is limited.

All of the Company’s revenues are derived from the sale of the proprietary CB5 formula and related products. E-commerce accounted for 48% of revenues for the six months ended January 31, 2020, respectively and brick and mortar retail accounted for 52% of revenues for the six months ended January 31, 2020, respectively. The Company’s principal market in 2019 was the United States, but the Company plans to expand internationally in 2020. The Company maintains its cash and cash equivalents with various credit institutions. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, deposits of up to $250,000 at FDIC-insured institutions are covered by FDIC insurance. At times, deposits may be in excess of the FDIC insurance limit; however, management does not believe the Company is exposed to any significant related credit risk.

Leases

Prior to December 31, 2019, the Company accounted for leases under Accounting Standards Codification (ASC) 840, Accounting for Leases. Effective from December 31, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases

On February 25, 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. ASC 842 requires that lessees recognize right of use assets and lease liabilities calculated based on the present value of lease payments for all lease agreements with terms that are greater than twelve months.

ASC 842 distinguishes leases as either a finance lease or an operating lease that affects how the leases are measured and presented in the statement of operations and statement of cash flows.

BOOMER HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncement

ASC 842 supersedes nearly all existing lease accounting guidance under GAAP issued by the Financial Accounting Standards Board (“FASB”) including ASC Topic 840, Leases.

For operating leases, we calculated right of use assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the IBR as of that date.

The adoption of ASC 842 resulted in recording an adjustment to operating lease right of use assets and operating lease liabilities of $$1,162,113 million and $1,200,091, respectively as of January 31, 2020. The difference between the operating lease ROU assets and operating lease liabilities at transition represented tenant improvements, and indirect costs that was derecognized. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

FASB ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Classification will be based on criteria that are largely similar to those applied in current lease accounting but without explicit bright lines.  Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for the fiscal year beginning after December 15, 2019, including interim periods within those fiscal year beginning after December 15, 2020. The Company adopted ASC 842 (ASU 2016-02). The adoption of ASC 842 resulted in recording an adjustment to operating lease right of use assets and operating lease liabilities of $1,162,113 million and $1,200,091 million, respectively as of January 31, 2020. The difference between the operating lease ROU assets and operating lease liabilities at transition represented tenant improvements, and indirect costs that were derecognized. The adoption of ASC 842 did not materially impact the Company’s results of operations, cash flows, or presentation thereof.

FASB ASU 2016-15 “Statement of Cash Flows (Topic 230)” – In August 2016, the FASB issued 2016-15.  Stakeholders indicated that there is a diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  ASU 2016-15 addresses eight specific cash flow issues to reduce the existing diversity in practice.  This ASU is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal year beginning after December 15, 2019.  Early adoption is permitted. Adoption of this ASU will not have a significant impact on the Company’s statement of cash flows.

FASB ASU 2016-12 “Revenue from Contracts with Customers (Topic 606)” – In May 2016, the FASB issued 2016-12.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2016-12 provides clarification on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications.

This ASU is effective for quarterly reporting periods beginning after December 15, 2018, and interim periods beginning after December 15, 2019. The Company is currently assessing the potential impact this standard will have on the Company’s financial statements and related disclosures.

BOOMER HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

3.	INVENTORIES

Inventories primarily consisted of finished goods in the amount of $526,592 and $53,724 as of January 31, 2020 and July 31, 2019, respectively.

4.	NOTES RECEIVABLES – RELATED PARTIES

Notes receivables from related parties consisted of the following:

	January 31,	July 31,
	2020	2019

Loan receivable bearing no interest with unpaid principal balance due on demand.	$119,585	$—
Loan receivable bearing no interest with unpaid principal balance due on demand.	3,207	1,600

Total notes receivables	$122,792	$1,600

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

Depreciation and amortization expense on property and equipment amounted to $9,251 and $0 for the six and three months ended January 31, 2020, respectively.

	January 31, 2020	July 31, 2019

Furniture and Equipment	$14,381	$35,838
Leasehold Improvement	102,666	$—
Computer	16,051	40,090

Total property and equipment	133,098	75,928
Less-accumulated depreciation and amortization	(9,251)	—

Total property and equipment, net	$123,847	$75,928

BOOMER HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

6.	LINES OF CREDIT – RELATED PARTIES

Lines of credit related parties consisted of the following:

	January 31,	July 31,
	2020	2019

July 2019 ($300,000 line of credit) - Line of credit with maturity date of June 30, 2021 with 6% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$30,306	$—
July 2019 ($89,000 line of credit) - Line of credit with maturity date of July 1, 2029 with 6% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	64,400	—
July 2019 ($300,000 line of credit) - Line of credit with maturity date of June 30, 2021 with 6% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	378,827	50,000
July 2019 ($150,000 line of credit) - Line of credit with maturity date of June 30, 2021 with 6% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	68,440	—
July 2019 ($60,000 line of credit) - Line of credit with maturity date of July 29, 2029 with 6% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	17,300	60,000

Total lines of credit	559,273	110,000

Less: Short-term portion	—	—

Total lines of credit - long portion	$559,273	$110,000

BOOMER HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

4.	LINES OF CREDIT – RELATED PARTIES (continued)

July 2019 - $300,000 line of credit

On July 1, 2019, the Company entered into a line of credit agreement in the amount of $300,000 with maturity date of June 30, 2021. The line of credit bears interest at 6% per annum and interest and unpaid principal balance is payable on the maturity date. The Company had unused line of credit of $269,694 as of January 31, 2020.

July 2019 - $89,000 line of credit

On July 1, 2019, the Company entered into a line of credit agreement in the amount of $89,000 with maturity date of June 30, 2021. The line of credit bears interest at 6% per annum and interest and unpaid principal balance is payable on the maturity date. The Company had unused line of credit of $24,600 as of January 31, 2020.

July 2019 - $300,000 line of credit

On July 1, 2019, the Company entered into a line of credit agreement in the amount of $300,000 with maturity date of June 30, 2021. The line of credit bears interest at 6% per annum and interest and unpaid principal balance is payable on the maturity date. The Company had unused line of credit of $0 as of January 31, 2020.

July 2019 - $150,000 line of credit

On July 1, 2019, the Company entered into a line of credit agreement in the amount of $150,000 with maturity date of June 30, 2021. The line of credit bears interest at 6% per annum and interest and unpaid principal balance is payable on the maturity date. The Company had unused line of credit of $81,560 as of January 31, 2020.

July 2019 - $60,000 line of credit

On July 1, 2019, the Company entered into a line of credit agreement in the amount of $60,000 with maturity date of July 29, 2029. The line of credit bears interest at 6% per annum and interest and unpaid principal balance is payable on the maturity date. The Company had unused line of credit of $42,700 as of January 31, 2020.

BOOMER HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

5.	NOTES PAYABLE – RELATED PARTIES

Notes payable to related parties consisted of the following:

	January 31,	July 31,
	2020	2019

July 2019 ($300,000 notes payable) - Notes payable with maturity date of June 30, 2021 with 6% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$100,000	$—
July 2019 ($89,000 notes payable) - Notes payable with maturity date of July 1, 2029 with 6% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	5,000	—
July 2019 ($150,000 notes payable) - Notes payable with maturity date of June 30, 2021 with 6% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	74,000	74,000
July 2019 ($5,980 notes payable) - Notes payable with maturity date of June 30, 2021 with 8.25% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	2,718	—

Total notes payable	181,718	74,000

Less: Short-term portion	(2,718)	—

Total notes payable - long portion	$179,000	$74,000

6.	EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, “Earnings Per Share,” which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Dilutive earnings per share is computed on the basis of the weighted average number of shares plus potentially dilutive common shares which would consist of stock options outstanding (using the treasury method), which was none since the Company had net losses and any additional potential shares would be antidilutive.

BOOMER HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

7.	INCOME TAX PROVISION

The Company did not have material income tax provision (benefit) because of net loss and valuation allowances against deferred income tax provision for the three months ended October 31, 2019.

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

Description	January 31, 2020	July 31, 2019
Statutory federal rate	21%	21%
State income taxes net of federal income tax benefit and others	0%	0%
Permanent differences for tax purposes and others	0%	0%
Change in valuation allowance	-21%	-21%
Effective tax rate	0%	0%

The income tax benefit differs from the amount computed by applying the U.S. federal statutory tax rate of 21%, primarily due to the change in the valuation allowance and state income tax benefit, offset by nondeductible expenses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of deferred tax assets and liabilities are as follows:

Deferred tax assets	January 31, 2020	July 31, 2019
Deferred tax assets:
Net operating loss	$(965,448)	$(47,894)
Other temporary differences	—	—
Total deferred tax assets	(965,448)	(47,894)
Less - valuation allowance	965,448	47,894
Total deferred tax assets	—	—

At January 31, 2020, the Company had available net operating loss carryovers of approximately $965,448 Per the Tax Cuts and Jobs Act (TCJA) implemented in 2018, the two-year carryback provision was removed and now allows for an indefinite carryforward period. The carryforwards are limited to 80% of each subsequent year's net income. As a result, net operating loss may be applied against future taxable income and expires at various dates subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.

The Company files income tax returns in the U.S. federal jurisdiction and Nevada and is subject to income tax examinations by federal tax authorities for tax year ended 2019 and later and by not subject to Nevada authorities for tax year ended 2019 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of October 31, 2019, the Company has no accrued interest or penalties related to uncertain tax positions.

BOOMER HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

7.       INCOME TAX PROVISION (Continued)

At the six months ended January 31, 2020, the Company had cumulative net operating loss carryforwards for federal tax purposes of approximately $965,448. In addition, the Company had state tax net operating loss carryforwards of approximately $0. The carryforwards may be applied against future taxable income and expires at various dates subject to certain limitations.

8.	RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

·	Outside Services – One of the Company’s outside contractor or consultant is Mr. Daniel Capri, a shareholder and Chief Executive Officer of the Company. Mr. Daniel Capri provides various consulting and management services to the Company. The Company recorded expense of $20,665 for six months ended January 31, 2020 and $5,806 for three months ended January 31, 2020 and had outstanding balance recorded as accrued expense of $5,935 as of January 31, 2020.

·	Outside Services – One of the Company’s outside contractor or consultant is Mr. Rob Ekstedt, a shareholder of the Company. Mr. Rob Ekstedt provides various consulting services to the Company. The Company recorded expense of $8,000 for six months ended January 31, 2020 and $0 for three months ended January 31, 2020 and had outstanding balance recorded as accrued expense of $0 as of January 31, 2020.

·	Notes Receivables – No interest due on demand and the loan was provided primarily to Daniel Capri, the Company’s President.

·	Line of Credit – On July 1, 2019, the Company entered into a line of credit agreement in the amount of $300,000 with Daniel Capri, the owner and founder of Whale Sports and President of the Company. The maturity date of the line of credit is June 30, 2021.

BOOMER HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

8.       RELATED PARTY TRANSACTIONS. (Continued)

·	Line of Credit – On July 1, 2019, the Company entered into a line of credit agreement in the amount of $89,000 with NetTech Investments owned by Daniel Capri, the Company’s President. The maturity date of the line of credit is July 1, 2029 bearing interest of 6% per annum.

·	Line of Credit – On July 1, 2019, the Company entered into a line of credit agreement in the amount of $300,000 with Michael Quaid, Chief Executive Officer of the Company. The maturity date of the line of credit is June 30, 2021.

·	Line of Credit – On July 1, 2019, the Company entered into a line of credit agreement in the amount of $60,000 with Debra Ziemann, a shareholder and the spouse of the Company’s Chief Operating Officer and Director. The maturity date of the line of credit is July 29, 2029.

·	Line of Credit – On July 1, 2019, the Company entered into a line of credit agreement in the amount of $150,000 with Giang Hoang, a shareholder of the Company. The maturity date of the line of credit is June 30, 2021.

·	Notes Payable (related parties) – The Company entered into various notes payable with related parties who are also shareholders of the Company. Refer to Notes Payable – Related Parties for additional information.

9.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company entered into the following operating facility lases:

·	Cheyenne Fairways – On July 25, 2019, the Company entered into an operating facility lease for its corporate office located in Las Vegas with 84 months term and with option to extend from 2 years to 5 years at the market rate. The lease started on September 1, 2019 and expires on August 31, 2026.

·	Cheyenne Technology Center – On September 16, 2019, the Company entered into an operating facility lease for its retail and warehouse located in Las Vegas for 37 months expiring on November 31, 2022.

The two facility leases for two separate locations dated on July 25, 2019 and September 16, 2019. Rent expense paid under the lease agreements for the six months ended January 31, 2020 was $199,996.

For operating leases, we calculated right of use assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the incremental borrowing rate. The adoption of ASC 842 resulted in recording an adjustment to operating lease right of use assets and operating lease liabilities of $1,162,113 million and $1,200,091 million as of January 31, 2020. The difference between the operating lease ROU assets and operating lease liabilities at transition represented existing deferred rent expenses and tenant improvements, and indirect costs that was derecognized. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

BOOMER HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

9.       COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases (continued)

In accordance with ASC 842, the components of lease expense were as follows:

For the six months ended	Fairways	Technology Center	Total

Operating lease expense	$34,374	$3,604	$37,978

Total lease expense	$34,374	$3,604	$37,978

In accordance with ASC 842, maturities and operating lease liabilities as of January 31, 2020 were as follows:

Year ended December 31,	Fairways	Technology Center	Total

Undiscounted cash flows:
2020	$223,906	$26,964	$250,870
2021	231,695	30,564	262,259
2022	238,252	26,332	264,584
2023	244,810	—	244,810
2024	251,367	—	251,367
Thereafter	434,974	—	434,974
Total undiscounted cash flows	1,625,004	83,860	1,708,864

Discounted cash flows:
Lease liabilities - current	103,245	20,678	123,923
Lease liabilities - long-term	1,021,447	54,721	1,076,168
Total discounted cash flows	1,124,692	75,399	1,200,091

Difference between undiscounted and discounted cash flows	$500,312	$8,461	$508,773

In accordance with ASC 842, future minimum lease payments as of January 31, 2020 were as follows:

Year ending	Fairways	Technology Center	Total

Minimum lease payments
2020	$ 203,042	$ 25,023	$ 228,065
2021	187,112	25,784	212,896
2022	170,753	20,277	191,030
2023	155,707	-	155,707
2024	141,885	-	141,885
Thereafter	209,511	-	209,511

Present values of minimum lease payments	$ 1,068,010	$ 71,084	$ 1,139,094

BOOMER HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

10.	COMMITMENTS AND CONTINGENCIES (continued)

Contingencies

The Company is subject to various legal proceedings from time to time as part of its business. As of January 31, 2020, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition and results of operations.

11.	SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after January 31, 2020 up through the date the financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the year ended January 31, 2020.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “Company believes,” “management believes” and similar language. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” “anticipates,” “projects,” “expects,” “may,” “will,” or “should,” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. The forward-looking statements are based on the current expectations of Boomer Holdings. Inc. and are inherently subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Actual results may differ materially from results anticipated in these forward-looking statements.

Investors are also advised to refer to the information in our previous filings with the Securities and Exchange Commission (SEC), especially on Forms 10-K, 10-Q and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

Corporate History

Boomer Holdings Inc. was incorporated as Remaro Group Corp. under the laws of the State of Nevada on March 31, 2016. On January 7, 2020, the Company, then named Remaro Group Corp., executed and consummated an Agreement of Merger and Plan of Share Exchange (the “Exchange Agreement”), with Boomer Natural Wellness, Inc. (“BNW”), Boomer Naturals Holdings, Inc., a Nevada corporation (“Boomer”), Boomer Naturals, and the shareholders of Boomer (the “Exchange”). Upon consummation of the transactions set forth in the Exchange Agreement (the “Closing”), the Company adopted the business plan of Boomer Naturals. Pursuant to the terms of the Exchange Agreement, the Company agreed to acquire all of the outstanding shares of Boomer in exchange for the issuance of an aggregate 120,980,739 shares (the “Exchange Shares”) of the Company’s Common Stock and BNW agreed to retire 24,000,000 shares of the Company’s Common Stock. Also on January 7, 2020, the Company approved an amendment to its Articles of Incorporation (the “Amendment”) to: change the name of the Company to Boomer Holdings Inc.; effect a forward stock split on the basis of three-to-one (3:1); and to increase the number of authorized shares of capital stock to 210,000,000 of which 200,000,000 shares shall be Common Stock and 10,000,000 shares will be blank-check preferred stock, par value $0.001 per share.

Description of Our Business

We are engaged in the research, development, acquisition, licensing and sales of specialized natural products which have FDA compliant ingredients and are impactful on the endocannabinoid system. These products powered by natural terpenes, include, edible and topical offerings. We are engaged in marketing and branding within the alternative CBD/THC space, including our trademark “CB5” brand which is a proprietary formula and currently patent pending. Boomer Naturals currently operates a retail store in Las Vegas Nevada and is currently negotiating a lease on the company’s flagship store in Manhattan New York. Boomer Natural products are also available in Golf Pro Shops, Specialty Stores, Chiropractic Offices and Nail Salons across the countries. Boomer Naturals has a robust online presence and enjoys material sales through its website at BoomerNaturals.com

Our Strategy

With our CB5 formula we believe are in a unique position to brand our line. Our FDA compliant product will give us access to advertising on national television and social media platforms like Facebook and Google. In addition we expect to air promotional/educational content throughout 2020 on PBS affiliates across the country as well as a corporate sponsorship at Madison Square Garden and the MSG network.

Online Sales

Through its websites and internet advertising, Boomer will be able to brand its products while informing consumers of the attributes of CB5. This direct to consumer interaction could pave the way for significant online sales through the Boomer Naturals website.

National Retail Chains.

Currently many National Retail Chains are hesitant to introduce CBD related products on a national scale and thus far have only offered topical products in regional test markets. The FDA compliant ingredients in CB5 will allow these chains to offer Boomer Natural products in both topical and ingestible forms nation-wide.

Golf

We plan to continue to grow our distribution network in the golf space in part through our relationship with PGA Magazine and the PGA Merchandising Show. With access to vendors through these mediums and the ability to advertise we will be able to best utilize of our wide-ranging wholesale sales network. We are in a unique position to capture a significant share of the expansive golf market.

Chiropractors

Without the endorsement of the American Chiropractors Association many Chiropractors are not employing CBD into treatments. CB5 with its FDA compliant ingredients clears the path for doctors wishing to employ a natural alternative to pharmaceuticals. CB5 will be introduced nationally to the Chiropractor community at the widely attended Parker Chiropractor Show in Las Vegas Nevada in February where Boomer Naturals will be exhibiting. A key component to the attendance at this show is no CBD Companies are allowed to exhibit.

Veterinarians

Like the Chiropractor community Veterinarians continue to look for non-pharmaceutical solutions for animals. To date the American Veterinary Association has not endorsed CBD. This leaves a tremendous opportunity for CB5 making an impact into the Veterinary space. Boomer Naturals can exhibit and introduce its product line to the community at the AVMA annual conventions.

Overseas opportunities

Boomer has begun discussions with distributors in over 7 countries to carry the Boomer Naturals CB5 product line. These distributors see a unique opportunity to fulfill consumer demand via CB5 where CBD is not available to sell.

In addition, we intend to seek new branding and licensing opportunities for our intellectual property and we will seek strategic corporate and product acquisitions.

Results of Operations

Three Months Ended January 31, 2020 (Unaudited) Compared to Three Months Ended January 31, 2019 (Unaudited):

	Three Months Ended January 31,

	2020		2019
		% of		% of
	Amount	Revenue	Amount	Revenue

Net revenue	253,419	100.0%	$—	0.0%
Cost of Goods Sold	67,916	39.0%	—	0.0%
Gross profit	185,503	106.5%	—	0.0%

Operating expenses:
Advertising and Marketing	380,568	150.2%	—	0.0%
General and administrative	354,091	139.7%	—	0.0%
Payroll and payroll taxes	625,161	246.7%	—	0.0%
Professional Fees	675,318	266.5%	—	0.0%
Research and Development	4,030	1.6%	—	0.0%
Depreciation and amortization	8,298	3.3%	—	0.0%
Rent	76,836	30.3%	—	0.0%
Total operating expenses	2,124,302	496.8%	—	0.0%

Loss from operations	(1,938,799)	-453.5%	—	0.0%

Other Income (Expense):
Interest Expense	(50,077)	-11.7%	—	0.0%
Other Income	1,190	0.3%	—	0.0%
Total other income (expense)	(48,887)	-11.4%	—	0.0%

Loss before provision for income taxes	(1,987,686)	-464.9%	—	0.0%

Provision for income taxes	—	0.0%	—	0.0%

Net loss	$(1,987,686)	-464.9%	$—	0.0%

Revenue

Our revenue during the three months ended January 31, 2020 we had $253,419 in revenues, coming from sales, retail, and wholesale income from customers that purchased our CB5 wellness products, compared to $0 from these revenue sources for the same period one year ago. We expect the revenue we receive from CB5 wellness products to continue to grow as sales increase.

Cost of Goods Sold

Our Cost of Goods Sold (“COGS”) for sales of CB5 wellness products consists of the cost of acquiring and manufacturing the product to the customer. For the three months ended January 31, 2020, our COGS associated with CB5 wellness was $67,916. Most orders are delivered directly to the customer, without any handling, storage or processing by us. We did not have any COGS for the three months ended January 31, 2019 as we did not have any revenue during that same period.

Operating Expenses

Overall, operating expenses increased for the three months ended January 31, 2020, in the amount of $2,124,302 as the Company ramped up operations.

Non-Operating Expenses

We incurred interest expense related to notes payable and lines of credit in the amount of $50,077 for the three months ended January 31, 2020.

Results of Operations

Six Months Ended January 31, 2020 (Unaudited) Compared to Six Months Ended January 31, 2019 (Unaudited):

	Six Months Ended
	January 31, 2019		January 31, 2018
			2018
		% of		% of
	Amount	Revenue	Amount	Revenue

Net revenue	$427,563	100.0%	$—	0.0%
Cost of Goods Sold	153,387	35.9%	—	0.0%
Gross profit	274,176	64.1%	—	0.0%

Operating expenses:
Advertising and Marketing	639,653	149.6%	—	0.0%
General and administrative	530,706	124.1%	—	0.0%
Payroll and payroll taxes	904,184	211.5%	—	0.0%
Professional Fees	967,382	226.3%	—	0.0%
Research and Development	16,485	3.9%	—	0.0%
Depreciation and amortization	8,298	1.9%	—	100.0%
Rent	198,095	46.3%	—	200.0%
Total operating expenses	3,264,803	763.6%	—	0.0%

Loss from operations	(2,990,627)	-699.5%	—	0.0%

Other Income (Expense):
Interest Expense	(84,590)	-19.8%	—	0.0%
Other Income	1,490	0.3%	—	0.0%
Total other income (expense)	(83,100)	-19.4%	—	0.0%

Loss before provision for income taxes	(3,073,727)	-718.9%	—	0.0%

Provision for income taxes	—	0.0%	—	0.0%

Net loss	$(3,073,727)	-718.9%	$—	0.0%

Revenue

Our revenue during the six months ended January 31, 2020 we had $427,563 in revenues, coming from sales, retail, and wholesale income from customers that purchased our CB5 wellness products, compared to $0 from these revenue sources for the same period one year ago. We expect the revenue we receive from CB5 wellness products to continue to grow as sales increase.

Cost of Goods Sold

Our Cost of Goods Sold (“COGS”) for sales of CB5 wellness products consists of the cost of acquiring and manufacturing the product to the customer. For the six months ended January 31, 2020, our COGS associated with CB5 wellness was $153,387. Most orders are delivered directly to the customer, without any handling, storage or processing by us. We did not have any COGS for the six months ended October 31, 2019 as we did not have any revenue during that same period.

Operating Expenses

Overall, operating expenses increased for the six months ended January 31, 2020, in the amount of $3,264,803 as the Company ramped up operations.

Non-Operating Expenses

We incurred interest expense related to notes payable and lines of credit in the amount of $84,590 for the six months ended January 31, 2020.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from through debt. We ended January 31, 2020 with $284,854 of cash compared with $152,667 as of July 31, 2019.

The following table summarizes our cash flows from operating, investing and financing activities:

	Six Months Ended January 31,
	2020	2019

Net cash provided by (used in) operating activities	$(2,914,411)	$0
Net cash provided by (used in) investing activities	(178,362)	0
Net cash provided by (used in) financing activities	3,224,960	0

Net increase (decrease) in cash	$132,187	$0

Operating Activities – For the six months ended January 31, 2020 and 2019, net cash used in operating activities was $(2,914,411) and $0, respectively, primarily due to loss of $3,073,727 for the six months ended January 31, 2020.

Investing Activities – Cash used in investing activities primarily consisted of purchases of property and equipment.

Financing Activities – Net cash provided by or used in financing activities primarily consisted of net borrowings from notes payable and lines of credit of $485,411 for the six months ended January 31, 2020 and borrowings of debt and issuances of common stock of $2,667,968 for the six months ended January 31, 2020

CRITICAL ACCOUNTING POLICIES

Our critical accounting estimates are included in our significant accounting policies as described in Note 2 of the consolidated financial statements of this Form 10-Q. Those consolidated financial statements were prepared in accordance with GAAP.  Critical accounting estimates are those that we believe are most important to the portrayal of our financial condition and results of operations. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense. Our estimates are evaluated on an ongoing basis and drawn from historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. Actual results may differ from our estimates.  Management believes that the following accounting estimates reflect the more significant judgments and estimates we use in preparing our consolidated financial statements.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectability is reasonably assured, and delivery has occurred or services have been rendered. The Company offers the CB5 proprietary formula various channels, e-commerce, and brick and mortar retail

The Company includes shipping and handling costs in cost of sales. Amounts billed for shipping and handling are included with revenues in the statement of operation.

The Company recognizes an allowance for estimated future sales returns in the period revenue is recorded, based on pending returns and historical return data, among other factors. Management did not believe any allowance for sales returns was required at January 31, 2020.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense amounted to $639,653 and $380,568 for the six and three months ended January 31, 2020, respectively.

Accounts Receivable

Accounts receivable are carried at original invoice amount less the allowance for doubtful accounts based on a review of all outstanding amounts at year end. Management determines the allowance for doubtful accounts based on a combination of write-off history, aging analysis, and any specific known troubled accounts. Trade receivables are written off when deemed uncollectible.

Inventories

Inventories primarily consist of finished goods and are stated at the lower of cost (first-in-first-out) or market. The Company maintains an allowance for potentially excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Executive Vice President, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management's evaluation, our Chief Executive Officer and Executive Vice President concluded that, as a result of the material weaknesses described below, as of January 31, 2020, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)	We did not have enough personnel in our accounting and financial reporting functions. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our accounting staff consists of a Principal Financial Officer, a bookkeeper and external accounting consultants, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turnover issues within the department occur. We believe this will eliminate or greatly decrease any control and procedure issues we may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. We are currently searching for a full-time Chief Financial Officer and support personnel to assist in thes Company’s internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the Risk Factors included in the section entitled “Risk Factors” in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 11, 2020 (the “Registration Statement”), which are incorporated herein by reference, the following additional risk factor have evolved and become material to our business since the filing of the Registration Statement.

Risks Related to Pandemics

The recent COVID-19 pandemic may adversely affect our business, results of operations, financial condition, liquidity, and cash flow.

While the impact on our business from the recent outbreak of the COVID-19 is unknown at this time and difficult to predict, various aspects of our business could be adversely affected by it.

As of the date of this report, COVID-19 has been declared a pandemic by the World Health Organization, has been declared a National Emergency by the United States Government and has resulted in several states being designated disaster zones. COVID-19 caused significant volatility in global markets, including the market price of our securities. The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, certain states and municipalities have enacted, and additional cities are considering, quarantining and “shelter-in-place” regulations which severely limit the ability of people to move and travel, and require non-essential businesses and organizations to close.

It is unclear how such restrictions, which will contribute to a general slowdown in the global economy, will affect our business, results of operations, financial condition and our future strategic plans.

Securities Markets Risks

General securities market uncertainties resulting from the COVID-19 pandemic.

Since the outset of the pandemic the US and worldwide national securities markets have undergone unprecedented stress due to the uncertainties of the pandemic and the resulting reactions and outcomes of government, business and the general population. These uncertainties have resulted in declines in all market sectors, increases in volumes due to flight to safety and governmental actions to support the markets. As a result, until the pandemic has stabilized, the markets may not be available to the Company for purposes of raising required capital. Should we not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible we may be unable to sustain the necessary capital to pursue our strategic plan and may have to reduce the planned future growth and scope of our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceed.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements. *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOMER HOLDINGS, INC.

Date: April 29, 2020	By:	/s/ Mike Quaid
Mike Quaid
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements. *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.