Form 10-Q
period 2020-04-30
BOOMER HOLDINGS, INC.
filed 2020-07-27
CIK 1678746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

 As of April 30, 2020, there were 128,513,739 shares issued and outstanding of the registrant’s common stock.

BOOMER HOLDINGS, INC.

Form 10-Q

PART I - FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

BOOMER HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	April 30, 2020	July 31, 2019

ASSETS

Current Assets:
Cash	$128,115	$152,667
Accounts receivables, net of allowance for bad debt of $0	112,251	—
Accounts receivables - related parties	3,401	—
Inventories, net	771,949	53,724
Other current assets	313,904	1,934
Notes receivables - related parties	25,586	1,600
Total current assets	1,355,206	209,925

Non-current Assets:
Property and equipment, net	146,646	75,928
Lease asset	1,147,316	—
Total non-current assets	1,293,962	75,928

Total assets	$2,649,168	$285,853

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$743,962	$159,870
Other current liabilities	180,956	16,738
Accrued interest	29,344	—
Current portion of notes payable	2,269,392	—
Current portion of operating lease liabilities	35,515	—

Total current liabilities	3,259,169	176,608
Lines of credit - related parties	507,500	110,000
Operating lease liabilities, less current portion	1,130,097	—
Notes payable, net of current portion	530,140	—
Notes payable - related parties	—	74,000

Total liabilities	5,426,906	360,608

Commitments and contingencies

Stockholders' Deficit:
Common stock, $0.001; 200,0000,000 shares authorized, 128,513,739 shares issued and outstanding, respectively	128,514	520
Additional Paid In Capital	2,768,486	519,480
Accumulated deficit	(5,674,738)	(594,755)
Total stockholders' deficit	(2,777,738)	(74,755)

Total liabilities and stockholder's equity	$2,649,168	$285,853

The accompanying notes are an integral part of these condensed unaudited financial statements.

BOOMER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019

Net revenue	$1,249,373	$—	$1,676,936	$—

Cost of goods sold	782,982	—	936,369	—

Gross profit	466,391	—	740,567	—

Operating expenses:
Advertising and marketing	427,743	—	1,067,396	—
General and administrative	552,904	—	1,083,610	—
Payroll and payroll taxes	662,656	—	1,566,840	—
Professional fees	582,875	—	1,550,257	—
Research and development	539	—	17,024	—
Depreciation and amortization	11,536	—	19,834	—
Rent	144,910	—	343,005	—
Total operating expenses	2,383,163	—	5,647,966	—
Loss from operations	(1,916,772)	—	(4,907,399)	—

Other income (expense):
Interest expense	(91,274)	—	(175,864)	—
Other income	1,790	—	3,280	—
Total other expense, net	(89,484)	—	(172,584)	—

Loss before provision for income taxes	(2,006,256)	—	(5,079,983)	—

Income tax provision	—	—	—	—

Net loss	$(2,006,256)	$—	$(5,079,983)	$—

Earnings (loss) per share:
Basic and diluted	$(0.02)	$—	$(0.04)	$—

Weighted average number of common shares outstanding:
Basic and diluted	128,513,739	—	123,071,192	—

The accompanying notes are an integral part of these condensed unaudited financial statements.

BOOMER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances - July 31, 2019	30,000	$520	$519,480	$(594,755)	$(74,755)

Issuance of stock	128,483,739	127,994	2,249,006	—	2,377,000

Net loss	—	—	—	(5,079,983)	(5,079,983)

Balances - April 31, 2020	128,513,739	$128,514	$2,768,486	$(5,674,738)	$(2,777,738)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances - January 31, 2020	128,513,739	$128,514	$3,059,454	$(3,668,482)	$(480,514)

Common stock adjustment	—	—	(290,968)	—	(290,968)

Net loss	—	—	—	(2,006,256)	(2,006,256)

Balances - April 30, 2020	128,513,739	$128,514	$2,768,486	$(5,674,738)	$(2,777,738)

The accompanying notes are an integral part of these condensed unaudited financial statements.

BOOMER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended April 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(5,079,983)	$—

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	19,834	—
Noncash lease expense	18,296	—

Changes in assets and liabilities:
Accounts receivables, net	(112,251)	—
Accounts receivables, net - related parties	(3,401)	—
Other current assets	(311,970)	—
Inventories, net	(718,225)	—
Accounts payable	584,092	—
Other current liabilities	164,218
Accrued interest	29,344
Net cash used in operating activities	(5,410,046)	—

Cash flows from investing activities:
Purchases of property and equipment	(90,552)	—
Loans made to related parties	(23,986)
Net cash used in investing activities	(114,538)	—

Cash flows from financing activities:
Borrowing on line of credit - long term	1,630,238	—
Repayment on line of credit - long term	(1,232,738)	—
Borrowing on loans - current term	2,641,377	—
Repayment on loan - current term	(371,985)	—
Borrowing on loans - long term	1,553,258	—
Repayment on loan - long term	(1,023,118)	—
Borrowing current portion of notes payable - related parties	64,400	—
Repayment Notes payable - related parties	(138,400)	—
Proceeds from issuance of common stock	2,377,000	—
Net cash provided by financing activities	5,500,032	—

Net decrease in cash	(24,552)	—

Cash – beginning of period	152,667	—

Cash – end of period	$128,115	$—

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$146,520	$—
Income taxes	$800	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

BOOMER HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

BOOMER HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (continued)

Share Exchange Between Remaro Group Corp and Boomer Naturals Holdings (continued)

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

Products

Boomer Naturals Holdings Inc., through its wholly-owned subsidiary Boomer Naturals, Inc., a Nevada corporation, provides wellness solutions to multiple target markets through multiple sales channels, including PPE products, retail locations, e-commerce, and wholesale distribution networks. Boomer sells health and wellness products and services geared toward alleviating pain, anxiety and improving general wellness through our proprietary lines of CB5 products. CB5 formula is the first FDA-compliant alternative that fully supports the body’s endocannabinoid system (ECS). This revolutionary breakthrough combines five natural and powerful ingredients that target the ECS.

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

Unaudited Interim Financial Information (continued)

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending July 31, 2020.

The balance sheets and certain comparative information as of July 31, 2019 are derived from the audited financial statements and related notes for the year ended July 31, 2019.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representation of the company’s management who are responsible for the integrity and objectivity of the financial statements. These accounting policies confirm to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

The consolidated financial statements include the account of Boomer Holdings, Inc. and the following subsidiary:

Subsidiary Name	Equity % Owned
Boomer Naturals, Inc.	100%

All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

The consolidated financial statements were prepared and presented in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation.

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

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectability is reasonably assured, and delivery has occurred or services have been rendered. The Company offers the CB5 proprietary formula various channels, PPE products, e-commerce, and brick and mortar retail.

The Company includes shipping and handling costs in cost of sales. Amounts billed for shipping and handling are included with revenues in the statement of operation.

The Company recognizes an allowance for estimated future sales returns in the period revenue is recorded, based on pending returns and historical return data, among other factors. Management did not believe any allowance for sales returns was required at April 30, 2020.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense amounted to $1,067,936 and $427,743 for the nine and three months ended April 30, 2020, respectively.

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

Fair Value of Financial Instruments

The Company records its financial assets and liabilities at fair value, which is defined under the applicable accounting standards as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measure date.  The Company uses valuation techniques to measure fair value, maximizing the use of observable outputs and minimizing the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 – Inputs include management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.  The inputs are unobservable in the market and significant to the instrument's valuation.

BOOMER HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

As of April 30, 2020, the Company believes that the carrying value of cash, account receivables, accounts payable, accrued expenses, and other current assets and liabilities approximate fair value due to the short maturity of theses financial instruments. The financial statements do not include any financial instruments at fair value on a recurring or non-recurring basis.

Income Taxes

The Company has elected to be taxed as an S-corporation. Accordingly, except for a minimal state tax, the Company is not taxed at the corporate level; rather, the tax on corporate income is paid and the benefits of losses are recognized at the stockholder level. Therefore, no provision or credit for federal income taxes has been included in the financial statements. Certain transactions of the Company are subject to accounting methods for income tax purposes which differ from the accounting methods used in preparing the financial statements. Accordingly, the net income of the Company reported for federal income tax purposes may differ from the net income reported in these financial statements. The major differences relate to accounting for depreciation on property and equipment, stock compensation, and research credits

The Company has adopted ASC 740-10-25, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25 for the three months ended April 30, 2020.

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

All of the Company’s revenues are derived from the sale of the proprietary CB5 formula and PPE products, E-commerce accounted for 47% of revenues for the nine months ended April 30, 2020, respectively and brick and mortar retail accounted for 53% of revenues for the nine months ended April 30, 2020, respectively. The Company’s principal market in 2019 was the United States, but the Company plans to expand internationally in 2020. The Company maintains its cash and cash equivalents with various credit institutions. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, deposits of up to $250,000 at FDIC-insured institutions are covered by FDIC insurance. At times, deposits may be in excess of the FDIC insurance limit; however, management does not believe the Company is exposed to any significant related credit risk.

Leases

Prior to December 31, 2019, the Company accounted for leases under Accounting Standards Codification (ASC) 840, Accounting for Leases. Effective from December 31, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases.

BOOMER HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Leases (continued)

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

The adoption of ASC 842 resulted in recording an adjustment to operating lease right of use assets and operating lease liabilities of $1,147,316 million and $1,165,612, respectively as of April 30, 2020. The difference between the operating lease ROU assets and operating lease liabilities at transition represented tenant improvements, and indirect costs that was derecognized. The adoption of ASC 842 did materially impact our results of operations, cash flows, or presentation thereof.

FASB ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Classification will be based on criteria that are largely similar to those applied in current lease accounting but without explicit bright lines.  Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for the fiscal year beginning after December 15, 2019, including interim periods within those fiscal year beginning after December 15, 2020. The Company adopted ASC 842 (ASU 2016-02). The adoption of ASC 842 resulted in recording an adjustment to operating lease right of use assets and operating lease liabilities of $1,147,316 million and $1,165,612, respectively as of April 30, 2020. The difference between the operating lease ROU assets and operating lease liabilities at transition represented tenant improvements, and indirect costs that were derecognized. The adoption of ASC 842 did materially impact the Company’s results of operations, cash flows, or presentation thereof.

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

Recent accounting pronouncement (continued)

This ASU is effective for quarterly reporting periods beginning after December 15, 2018, and interim periods beginning after December 15, 2019. The Company is currently assessing the potential impact this standard will have on the Company’s financial statements and related disclosures.

3.	INVENTORIES

Inventories primarily consisted of finished goods in the amount of $771,949 and $53,724 as of April 30, 2020 and July 31, 2019, respectively.

4.	NOTES RECEIVABLES – RELATED PARTIES

Notes receivables from related parties consisted of the following:

	April 30, 2020	July 31, 2019

Whale Sports - Loan receivable bearing no interest with unpaid principal balance due on demand.	$18,194	$—
Net Tech Investment, LLC - Loan receivable bearing no interest with unpaid principal balance due on demand.	4,185	—
Daniel Capri, President - Loan receivable bearing no interest with unpaid principal balance due on demand.	3,207	1,600

Total notes receivables	$25,586	$1,600

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	April 30, 2020	July 31, 2019

Furniture and Equipment	$40,336	$35,838
Leasehold Improvement	126,144	—
Computer	—	40,090

Total property and equipment	166,480	75,928
Less-accumulated depreciation	(19,834)	—

Total property and equipment, net	$146,646	$75,928

Depreciation expense on property and equipment amounted to $19,834 and $11,536 for the nine and three months ended April 30, 2020, respectively.

 BOOMER HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

6.	LINES OF CREDIT – RELATED PARTIES

Lines of credit related parties consisted of the following:

	April 30, 2020	July 31, 2019

July 2019 ($447,500 line of credit) - Line of credit with maturity date of June 30, 2021 with 6% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$447,500	$50,000
July 2019 ($60,000 line of credit) - Line of credit with maturity date of July 29, 2021 with 6% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	60,000	60,000

Total lines of credit	507,500	110,000

Less: Short-term portion	—	—

Total lines of credit, net of current portion	$507,500	$110,000

July 2019 - $447,500 line of credit

On July 1, 2019, the Company entered into a line of credit agreement in the amount of $447,500 with maturity date of June 30, 2021. The line of credit bears interest at 6% per annum and interest and unpaid principal balance is payable on the maturity date. The Company had unused line of credit of $0 as of April 30, 2020.

July 2019 - $60,000 line of credit

On July 1, 2019, the Company entered into a line of credit agreement in the amount of $60,000 with maturity date of July 29, 2021. The line of credit bears interest at 6% per annum and interest and unpaid principal balance is payable on the maturity date. The Company had unused line of credit of $0 as of April 30, 2020.

7.	NOTES PAYABLE – RELATED PARTIES

Notes payable to related parties consisted of the following:

	April 30, 2020	July 31, 2019

July 2019 ($150,000 notes payable) - Notes payable with maturity date of June 30, 2021 with 6% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$—	$74,000

Total notes payable - related parties	$—	$74,000

Less: Short-term portion of notes payable - related parties	—	—

Total notes payable - related parties, net of current portion	$—	$74,000

July 2019 - $150,000 notes payable

On July 1, 2019, the Company entered into a note payable – related party agreement in the amount of $150,000 with maturity date of June 30, 2021. The loan bears interest at 6% per annum and interest and unpaid principal balance is payable on the maturity date. The Company had unused line of credit of $150,000 as of April 30, 2020.

BOOMER HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

8.	NOTES PAYABLES

Notes payables consisted of the following:

	April 30, 2020	July 31, 2019

January 2020 ($260,070 notes payable) - Notes payable with maturity date of January 4, 2021 with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$260,070	$—
January 2020 ($260,070 notes payable) - Notes payable with maturity date of January 4, 2021 with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	260,070	—
April 2020 ($10,000 notes payable) – SBA loan payable with maturity date of April 15, 2050 with 3.75% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	10,000	—
January 2020 ($105,375 notes payable) - Notes payable with maturity date of January 4, 2021 with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	105,375	—
February 2020 ($100,000 notes payable) - Notes payable with maturity date of May 9, 2020 with 15% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	69,855	—
February 2020 ($500,000 notes payable) - Notes payable with maturity date of February 24, 2021 with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	500,000	—
February 2020 ($90,000 notes payable) - Notes payable with maturity date of May 9, 2021 with 15% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	34,894	—
February 2020 ($50,000 notes payable) - Notes payable with maturity date of May 9, 2020 with 15% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	36,253	—
February 2020 ($100,000 notes payable) - Notes payable with maturity date of May 9, 2020 with 15% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	69,812	—
February 2020 ($100,000 notes payable) - Notes payable with maturity date of February 9, 2021 with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	69,177	—
February 2019 ($500,000 notes payable) - Notes payable with maturity date of February 24, 2021 with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	500,000	—
February 2020 ($50,000 notes payable) - Notes payable with maturity date of May 9, 2020 with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	36,326	—
September 2019 ($200,000 notes payable) - Notes payable with maturity date of September 14, 2021 with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	200,000	—
September 2019 ($300,000 notes payable) - Notes payable with maturity date of December 14, 2021 with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	300,000	—
April 2020 ($347,700 notes payable) - Paycheck Protection Program payable with maturity date of December 31, 2020 with 1% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	347,700	—
Total notes payable	$2,799,532	$—
Less: current-term portion	(2,269,392)	—

Total notes payable – net of current portion	$530,140	$—

BOOMER HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

8.	NOTES PAYABLES (continued)

April 2020 - $347,000 notes payable

On April 21, 2020, the Company received loan proceeds in the amount of $347,700 under the Paycheck Protection Program ("PPP") from Cross River Bank, Inc. ("Lender"). The PPP was established as part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent, and utilities, and maintains its payroll levels. Per PPP loan forgiveness guidelines, the Company expects the loan to be forgiven, based on qualifying business expenses.

April 2020 - $10,000 notes payable

On April 14, 2020, the Company received loan proceeds in the amount of $10,000 from the U.S. Small Business Administration (SBA). The loan maturity date is April 13, 2050, and bears interest at a rate of 3.75% per annum, payable monthly.

The following tab provides future minimum payments as of April 30, 2020

Years ended July 31,	Amount

2020	$2,269,392
2021	531,140
2022	—
2023	—
2024	—
Thereafter	—

Total	$2,799,532

9.	EARNINGS PER SHARE

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

10.	INCOME TAX PROVISION

The Company did not have material income tax provision (benefit) because of net loss and valuation allowances against deferred income tax provision for the three months ended April 30, 2020.

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

Description	April 30, 2020	July 31, 2019

Statutory federal rate	21%	21%
State income taxes net of federal income tax benefit and others	0%	0%
Permanent differences for tax purposes and others	0%	0%
Change in valuation allowance	-21%	-21%

Effective tax rate	0%	0%

BOOMER HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

10.	INCOME TAX PROVISION (continued)

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

The components of deferred tax assets and liabilities are as follows:

Deferred tax assets	April 30, 2020	July 31, 2019

Deferred tax assets:
Net operating loss	$(1,099,415)	$(47,894)
Other temporary differences	—	—

Total deferred tax assets	(1,099,415)	(47,894)
Less - valuation allowance	1,099,415	47,894

Total deferred tax assets	$—	$—

At April 30, 2020, the Company had available net operating loss carryovers of approximately $5,079,983. Per the Tax Cuts and Jobs Act (TCJA) implemented in 2018, the two-year carryback provision was removed and now allows for an indefinite carryforward period. The carryforwards are limited to 80% of each subsequent year's net income. As a result, net operating loss may be applied against future taxable income and expires at various dates subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.

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

At the nine months ended April 30, 2020, the Company had cumulative net operating loss carryforwards for federal tax purposes of approximately $5,079,983. In addition, the Company had state tax net operating loss carryforwards of approximately $0. The carryforwards may be applied against future taxable income and expires at various dates subject to certain limitations.

11.	RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●	Outside Services – One of the Company’s outside contractor or consultant is Mr. Thomas Ziemann, a shareholder of the Company. Mr. Thomas Ziemann provides various consulting services to the Company. The Company recorded expense of $129,319 for nine months ended April 30, 2020 and $15,000 for three months ended April 30, 2020 and had outstanding balance recorded as accrued expense of $0 as of April 30, 2020.

BOOMER HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

11.	RELATED PARTY TRANSACTIONS (continued)

●	Outside Services – One of the Company’s outside contractor or consultant is Mr. Daniel Capri, a shareholder and President of the Company. Mr. Daniel Capri provides various consulting and management services to the Company. The Company recorded expense of $29,112 for nine months ended April 30, 2020 and $0 for three months ended April 30, 2020 and had outstanding balance recorded as accrued expense of $5,935 as of April 30, 2020.

●	Outside Services – One of the Company’s outside contractor or consultant is Mr. Rob Ekstedt, a shareholder of the Company. Mr. Rob Ekstedt provides various consulting services to the Company. The Company recorded expense of $0 for nine months ended April 30, 2020 and $36,000 for three months ended April 30, 2020 and had outstanding balance recorded as accrued expense of $0 as of April 30, 2020.

●	Notes Receivables – No interest due on demand and the loan was provided primarily to Daniel Capri, the Company’s President.

●	Line of Credit – On July 1, 2019, the Company entered into a line of credit agreement in the amount of $300,000 with Daniel Capri, the owner and founder of Whale Sports and President of the Company. The maturity date of the line of credit is June 30, 2021. As of April 30, 2020, the balance on the line of credit for $326,250, including interest was paid off.

●	Line of Credit – On July 1, 2019, the Company entered into a line of credit agreement in the amount of $89,000 with NetTech Investments owned by Daniel Capri, the Company’s President. The maturity date of the line of credit is July 1, 2029 bearing interest of 6% per annum. As of April 30, 2020, the balance on the line of credit for $64,400 was paid off.

●	Line of Credit – On July 1, 2019, the Company entered into a line of credit agreement in the amount of $447,500 with Michael Quaid, Chief Executive Officer of the Company. The maturity date of the line of credit is June 30, 2021.

●	Line of Credit – On July 1, 2019, the Company entered into a line of credit agreement in the amount of $60,000 with Debra Ziemann, a shareholder and the spouse of the Company’s Chief Operating Officer and Director. The maturity date of the line of credit is July 29, 2021.

●	Line of Credit – On July 1, 2019, the Company entered into a line of credit agreement in the amount of $150,000 with Giang Hoang, a shareholder of the Company. The maturity date of the line of credit is June 30, 2021. As of April 30, 2020, the balance on the line of credit for $171,880 including interest was paid off.

●	Notes Payable (related parties) – The Company entered into various notes payable with related parties who are also shareholders of the Company. Refer to Notes Payable – Related Parties for additional information.

12.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company entered into the following operating facility lases:

●	Cheyenne Fairways – On July 25, 2019, the Company entered into an operating facility lease for its corporate office located in Las Vegas with 84 months term and with option to extend from 2 years to 5 years at the market rate. The lease started on September 1, 2019 and expires on August 31, 2026.

BOOMER HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

12.	COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases (continued)

●	Cheyenne Technology Center – On September 16, 2019, the Company entered into an operating facility lease for its retail and warehouse located in Las Vegas for 37 months expiring on November 31, 2022.

The two facility leases for two separate locations dated on July 25, 2019 and September 16, 2019. Rent expense paid under the lease agreements for the nine months ended April 30, 2020 was $343,005.

For operating leases, we calculated right of use assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the incremental borrowing rate. The adoption of ASC 842 resulted in recording an adjustment to operating lease right of use assets and operating lease liabilities of $1,147,316 million and $1,165,612 million as of April 30, 2020. The difference between the operating lease ROU assets and operating lease liabilities at transition represented existing deferred rent expenses and tenant improvements, and indirect costs that was derecognized. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

In accordance with ASC 842, the components of lease expense were as follows:

For the nine months ended	Fairways	Technology Center	Total

Operating lease expense	$68,702	$11,151	$79,853

Total lease expense	$68,702	$11,151	$79,853

  In accordance with ASC 842, maturities and operating lease liabilities as of April 30, 2020 were as follows:

Year ended July 31,	Fairways	Technology Center	Total

Undiscounted cash flows:
2020	$63,173	$7,274	$70,447
2021	231,441	29,971	261,411
2022	235,520	31,169	266,689
2023	242,077	10,596	252,673
2024	248,635	—	248,635
Thereafter	540,986	—	540,986
Total undiscounted cash flows	1,561,831	79,010	1,640,841

Discounted cash flows:
Lease liabilities - current	29,977	5,538	35,515
Lease liabilities - long-term	1,065,635	64,462	1,130,097
Total discounted cash flows	1,095,612	70,000	1,165,612

Difference between undiscounted and discounted cash flows	$466,219	$9,010	$475,229

In accordance with ASC 842, future minimum lease payments as of April 30, 2020 were as follows:

Year ended July 31,	Fairways	Technology Center	Total

Minimum lease payments
2020	$57,763	$6,864	$64,627
2021	196,605	26,574	223,179
2022	177,447	25,017	202,464
2023	161,860	7,957	169,817
2024	147,534	—	147,534
Thereafter	267,288	—	267,288

Present values of minimum lease payments	$1,008,497	$66,412	$1,074,909

BOOMER HOLDINGS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

12.	COMMITMENTS AND CONTINGENCIES (continued)

Contingencies

The Company is subject to various legal proceedings from time to time as part of its business. As of April 30, 2020, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition and results of operations.

13.	SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after April 30, 2020 up through the date the financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the year ended April 30, 2020 except for the following:

●	Effective July 20, 2020, the Company issued an aggregate of 7,743,156 shares of common stock to various shareholders for subscriptions, services other consideration. $840,270 and 916,600, of the shares were issued for subscriptions received in the aggregate amount of $0 and 6,826,556 of the shares were issued for services.

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

Impact of COVID-19

The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world. Due to the timing of initial and evolving governmental orders and guidelines impacting the Company’s financial operations in New York, and West Virginia, as well as other contributors to the process of financial statement preparation in other U.S. states, relating to social distancing, stay in place orders, travel and other restrictions on business, necessary and immediate access of personnel, records and information have been adversely effected as set forth throughout this report.

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

Description of Our Business

Our mission is to develop and sell products of superior quality which improve the overall wellness of our customers. We are currently engaged in two principal product lines: (i) Boomer Botanics, our line of wellness products that contains our proprietary formula combining five natural and powerful ingredients that target the body’s endocannabinoid system (ECS) which is the first FDA-compliant CBD alternative; and (ii) our line of face masks and other personal protection equipment.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Boomer Botanics

We are engaged in the research, development, acquisition, licensing and sales of specialized natural products which have FDA compliant ingredients and are impactful on the endocannabinoid system. These products powered by natural terpenes, include, edible and topical offerings. We are engaged in marketing and branding within the alternative CBD/THC space, including our trademark “CB5” brand which is a proprietary formula and currently patent pending. Boomer Naturals currently operates a retail store in Las Vegas Nevada and is currently negotiating a lease on the company’s flagship store in Manhattan New York. Boomer Natural products are also available in Golf Pro Shops, Specialty Stores, Chiropractic Offices and Nail Salons across the countries. Boomer Naturals has a robust online presence and enjoys material sales through its website at BoomerNaturals.com.

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

However, as a result of COVID-19 Pandemic, there can be no assurance that we will be able to increase any retail sales of our CB5 products. Most of the stores that sell our CB5 products are non-essential retail stores so the ability to generate sales will be subject to these stores re-opening sufficiently in the near future and consequently remaining open, of which we can offer no predictions or assurances.

Online Sales

Through its websites and internet advertising, Boomer will be able to brand its products while informing consumers of the attributes of CB5. This direct to consumer interaction could pave the way for significant online sales through the Boomer Naturals website.

National Retail Chains.

As a result of the Pandemic, most non-essential retail stores were required to be closed since March 2020. Further, many National Retail Chains are hesitant to introduce CBD related products on a national scale and thus far have only offered topical products in regional test markets. We believe as stores reopen, the FDA compliant ingredients in CB5 will allow these chains to offer Boomer Natural products in both topical and ingestible forms nation-wide.

Golf

As a result of the Pandemic, most golf courses and non-essential retail stores that sold golf-related products were required to be closed since March 2020. As stores reopen and items are phased in, we plan to continue to grow our distribution network in the golf space in part through our relationship with PGA Magazine and the PGA Merchandising Show. With access to vendors through these mediums and the ability to advertise we will be able to best utilize of our wide-ranging wholesale sales network. We are in a unique position to capture a significant share of the expansive golf market.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Boomer Medical Products

Upon most U.S. States issuing some level of Stay-At-Home orders arising from the COVID-19 pandemic, the short-term business strategy of Boomer Naturals shifted. Boomer Naturals received its first round of Tommy Bahama orders during March 2020 and expected that Tommy Bahama would be reordering on a monthly basis to replenish stock at all of its brick and mortar retail locations. In addition, we believe Tommy Bahama intended to launch an aggressive e-commerce campaign commencing with email advertisements to its significant database of customers.

Once the Stay-At-Home orders took effect, Tommy Bahama was required to close its retail stores for several months and further elected to delay any major e-commerce marketing initiatives due to their belief that consumers were primarily spending money on food and other necessities as opposed to engaging in significant discretionary spending during the Pandemic. It would have been reasonably expected that said actions by Tommy Bahama would have caused a significant delay in revenues to the Company. However, management saw an opportunity to remain consistent with its health and wellness brand strategy by expanding its offerings to face coverings and other products within the Personal Protective Equipment category.

Commencing in April 2020, Boomer Naturals began to offer for online retail sale at its website a variety of face coverings and sanitizers. During this period, Boomer Naturals began running advertisements on television, radio and various digital platforms featuring face coverings. Due the overwhelming demand for such items, e-commerce sales have grown to over 1,000 orders per day as of April 30, 2020. This increased revenue stream was able to replace the anticipated revenue arising from the Tommy Bahama relationship. In addition, while the e-commerce PPE vertical continued to grow, Boomer Naturals began to receive some interest in wholesale purchases of face coverings and other protective equipment. Boomer Naturals is in the early-stages of growing a wholesale PPE division. While no assurance can be given regarding the performance of the Boomer Medical products division, the Company anticipates that this division will continue to generate revenues for the next three to six months to accompany the expected reemergence of the CB5 division upon Tommy Bahama retail stores reopening and increase overall brand awareness from the retail focused advertising campaign.

Although the margins on protective equipment are lower than CB5 products, it is anticipated that this division will still yield material top line revenue and profits to assist Boomer Naturals in meeting or exceeding its 2020 Guidance. In the event both divisions prosper simultaneously, 2020 Guidance could foreseeably be exceeded; however, due to the uncertainty of the PPE division arising from uncertainty of medical trends in prevention and treatment from COVID-19, management believes the most accurate and transparent position with respect to its financial affairs is to maintain its current 2020 Guidance.

Results of Operations

Three Months Ended April 30, 2020 (Unaudited) Compared to Three Months Ended April 30, 2019 (Unaudited):

	Three Months Ended April 30,

	2020		2019		Changes
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Net revenue	$1,249,373	100.0%	$—	0.0%	$1,249,373	100.0%
Cost of Goods Sold	782,982	62.7%	—	0.0%	782,982	62.7%
Gross profit	466,391	37.3%	—	0.0%	466,391	37.3%

Operating expenses:
Advertising and marketing	427,743	34.2%	—	0.0%	427,743	34.2%
General and administrative	552,904	44.3%	—	0.0%	552,904	44.3%
Payroll and payroll taxes	662,656	53.0%	—	0.0%	662,656	53.0%
Professional fees	582,875	46.7%	—	0.0%	582,875	46.7%
Research and development	539	0.0%	—	0.0%	539	0.0%
Depreciation and amortization	11,536	0.9%	—	0.0%	11,536	0.9%
Rent	144,910	11.6%	—	0.0%	144,910	11.6%
Total operating expenses	2,383,163	190.7%	—	0.0%	2,382,163	190.7%

Loss from operations	(1,916,772)	-153.4%	—	0.0%	(1,916,772)	-153.4%

Other Income (Expense):
Interest expense	(91,274)	-7.3%	—	0.0%	(91,274)	-7.3%
Other income	1,790	0.1%	—	0.0%	1,790	0.1%
Total other income (expense)	(89,484)	-7.2%	—	0.0%	(89,484)	-7.2%

Loss before provision for income taxes	(2,006,256)	-160.6. %	—	0.0%	(2,006,256)	-160.6%

Provision for income taxes	—	0.0%	—	0.0%	—	0.0%

Net loss	$(2,006,256)	-160.6%	$—	0.0%	$(2,006,256)	-160.6%

Revenue

Our revenue during the three months ended April 30, 2020 we had $1,249,373 in revenues, coming from PPE products, sales, retail, and wholesale income from customers that purchased our CB5 wellness products, compared to $0 from these revenue sources for the same period one year ago. We expect the revenue we receive from PPE and CB5 wellness products to continue to grow as sales increase.

Cost of Goods Sold

Our Cost of Goods Sold (“COGS”) for sales of PPE and CB5 wellness products consists of the cost of acquiring and manufacturing the product to the customer. For the three months ended April 30, 2020, our COGS associated with PPE products and CB5 wellness was $782,982. Most orders are delivered directly to the customer, without any handling, storage or processing by us. We did not have any COGS for the three months ended April 30, 2019 as we did not have any revenue during that same period.

Operating Expenses

Overall, operating expenses increased for the three months ended April 30, 2020, in the amount of $2,383,163 as the Company ramped up operations.

Non-Operating Expenses

We incurred interest expense related to notes payable and lines of credit in the amount of $91,274 for the three months ended April 30, 2020.

 Results of Operations

Nine Months Ended April 30, 2020 (Unaudited) Compared to Nine Months Ended April 30, 2019 (Unaudited):

	Nine Months Ended April 30,

	2020		2019		Changes
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Net revenue	$1,676,936	100.0%	$—	0.0%	$1,676,936	100.0%
Cost of Goods Sold	936,369	55.8%	—	0.0%	936,369	55.8%
Gross profit	740,567	44.2%	—	0.0%	740,567	44.2%

Operating expenses:
Advertising and marketing	1,067,396	63.7%	—	0.0%	1,067,396	63.7%
General and administrative	1,083,610	64.6%	—	0.0%	1,083,610	64.6%
Payroll and payroll taxes	1,566,840	93.4%	—	0.0%	1,566,840	93.4%
Professional fees	1,550,257	92.4%	—	0.0%	1,550,257	92.4%
Research and development	17,024	1.0%	—	0.0%	17,024	1.0%
Depreciation and amortization	19,834	1.2%	—	0.0%	19,834	1.2%
Rent	343,005	20.5%	—	0.0%	343,005	20.5%
Total operating expenses	5,647,966	336.8%	—	0.0%	5,647,966	336.8%

Loss from operations	(4,907,399)	-292.6%	—	0.0%	(4,907,399)	-292.6%

Other Income (Expense):
Interest expense	(175,864)	-10.5%	—	0.0%	(175,864)	-10.5%
Other income	3,280	0.2%	—	0.0%	3,280	0.2%
Total other income (expense)	(172,584)	-10.3%	—	0.0%	(172,584)	-10.5%

Loss before provision for income taxes	(5,079,983)	-302.9%	—	0.0%	(5,079,983)	-302.9%

Provision for income taxes	—	0.0%	—	0.0%	—	0.0%

Net loss	$(5,079,983)	-302.9%	$—	0.0%	$(5,079,983)	-302.9%

Revenue

Our revenue during the nine months ended April 30, 2020 we had $1,676,936 in revenues, coming from PPE products, sales, retail, and wholesale income from customers that purchased our CB5 wellness products, compared to $0 from these revenue sources for the same period one year ago. We expect the revenue we receive from PPE and CB5 wellness products to continue to grow as sales increase.

Cost of Goods Sold

Our Cost of Goods Sold (“COGS”) for sales of PPE and CB5 wellness products consists of the cost of acquiring and manufacturing the product to the customer. For the nine months ended April 30, 2020, our COGS associated with PPE products and CB5 wellness was $936,369. Most orders are delivered directly to the customer, without any handling, storage or processing by us. We did not have any COGS for the nine months ended April 30, 2019 as we did not have any revenue during that same period.

Operating Expenses

Overall, operating expenses increased for the nine months ended April 30, 2020, in the amount of $5,647,966 as the Company ramped up operations.

Non-Operating Expenses

We incurred interest expense related to notes payable and lines of credit in the amount of $175,864 for the nine months ended April 30, 2020.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from through debt. We ended April 30, 2020 with $128,115 of cash compared with $152,667 as of July 31, 2019.

The following table summarizes our cash flows from operating, investing, and financing activities:

	Nine Months Ended April 30,
	2020	2019

Net cash provided by (used in) operating activities	$(5,410,046)	$—
Net cash provided by (used in) investing activities	(114,538)	—
Net cash provided by (used in) financing activities	5,500,032	—

Net increase (decrease) in cash	$(24,552)	—

Operating Activities – For the nine months ended April 30, 2020 and 2019, net cash used in operating activities was $(5,410,046) and $0, respectively, primarily due to loss of $5,079,983 for the nine months ended April 30, 2020.

Investing Activities – Cash used in investing activities primarily consisted of purchases of property and equipment.

Financing Activities – Net cash provided by or used in financing activities primarily consisted of net borrowings from notes payable and lines of credit of $4,260,837 and $1,630,238 for the nine months ended April 30, 2020 and borrowings of debt and issuances of common stock of $2,377,000 for the nine months ended April 30, 2020.

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

The Company recognizes an allowance for estimated future sales returns in the period revenue is recorded, based on pending returns and historical return data, among other factors. Management did not believe any allowance for sales returns was required at April 30, 2020.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense amounted to $1,067,396 and $427,743 for the nine and three months ended April 30, 2020, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Treasurer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management's evaluation, our Chief Executive Officer and Treasurer concluded that, as a result of the material weaknesses described below, as of April 30, 2020, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

•	We did not have enough personnel in our accounting and financial reporting functions. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

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

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. We are currently searching for a full-time Chief Financial Officer and support personnel to assist in the Company’s internal controls.

Item 4. Controls and Procedures (continued)

Following the reporting period, the Company realized it was necessary to enhance its Accounting Department, particularly in terms of its GAAP reporting capabilities. In May 2020 the Company retained a financial consulting firm and hired retained an interim Chief Financial Officer in a non-executive capacity plus additional seasoned, accounting personnel with technical expertise to eliminate controls and procedures issues. In addition, we have retooled and enhanced the accounting department to avoid material misstatements. The Interim CFO, a licensed CPA, has facilitated many changes to the department that have enhanced the bandwidth and technical expertise of the group. The Company will have the option to convert this Interim CFO to its permanent CFO in fiscal year 2021.

There is now a strong emphasis on formalizing processes, development of sound internal controls, and enhancing the Accounting Department in the next few months. After the personnel restructuring of this department is complete, there will be continued efforts to develop/enhance a robust system of internal controls, a proper system of checks and balances, and proper segregation of duties, to mitigate the possibility of material misstatement in the financial statements and/or misappropriation of funds.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceed.

Effective July __, 2020, the Company issued an aggregate of 7,743,156 shares of common stock to various shareholders for subscriptions, services other consideration. [________] of the shares were issued for subscriptions received in the aggregate amount of [$________] and [___________] of the shares were issued for services.

The securities described above were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Where applicable, the Securities Purchase Agreements contain representations to support the Company’s reasonable belief that the investors had access to information concerning the Company’s operations and financial condition, the investors acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investors are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the sale of securities did not involve a public offering; the Company made no solicitation in connection with the sale other than communications with the investors; the Company obtained representations from the investors regarding their investment intent, experience and sophistication; and the investors either received or had access to adequate information about the Company in order to make an informed investment decision.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

On April 21, 2020, the Company received loan proceeds in the amount of $347,700 under the Paycheck Protection Program ("PPP") from Cross River Bank, Inc. ("Lender"). The PPP was established as part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent, and utilities, and maintains its payroll levels. Per PPP loan forgiveness guidelines, the Company expects the loan to be forgiven, based on qualifying business expenses.

On April 14, 2020, the Company received loan proceeds in the amount of $10,000 from the U.S. Small Business Administration (SBA). The loan maturity date is April 13, 2050, and bears interest at a rate of 3.75% per annum, payable monthly.

Effective July __, 2020, the Company issued an aggregate of 7,743,156 shares of common stock to various shareholders for subscriptions, services other consideration. [________] of the shares were issued for subscriptions received in the aggregate amount of [$________] and [___________] of the shares were issued for services.

The securities described above were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Where applicable, the Securities Purchase Agreements contain representations to support the Company’s reasonable belief that the investors had access to information concerning the Company’s operations and financial condition, the investors acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investors are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the sale of securities did not involve a public offering; the Company made no solicitation in connection with the sale other than communications with the investors; the Company obtained representations from the investors regarding their investment intent, experience and sophistication; and the investors either received or had access to adequate information about the Company in order to make an informed investment decision.

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

BOOMER HOLDINGS, INC.

Date: July 27, 2020	/s/ Mike Quaid
Mike Quaid, Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance
Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the
Notes to the Consolidated Financial Statements. *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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