Form 10-Q/A
period 2020-04-30
BOOMER HOLDINGS, INC.
filed 2020-08-07
CIK 1678746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceed.

Effective July 20, 2020, the Company issued an aggregate of 7,743,156 shares of common stock to various shareholders for subscriptions, services other consideration. 916,600 of the shares were issued for subscriptions received in the aggregate amount of $840,270 and 6,826,556 of the shares were issued for services.

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

Effective July 20, 2020, the Company issued an aggregate of 7,743,156 shares of common stock to various shareholders for subscriptions, services other consideration. 916,600 of the shares were issued for subscriptions received in the aggregate amount of $840,270 and 6,826,556 of the shares were issued for services.

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

BOOMER HOLDINGS, INC.

Date: August 7, 2020	By:	/s/ Mike Quaid
Mike Quaid
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance
Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the
Notes to the Consolidated Financial Statements. *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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