Form 10-K
period 2020-07-31
BOOMER HOLDINGS, INC.
filed 2020-11-06
CIK 1678746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: July 31, 2020

BOOMER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-56197	36-4833921
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

8670 W. Cheyenne Avenue
Las Vegas, NV 89129

(Address of Principal Executive Office) (Zip Code)

(888) 266-6370
Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	OTC Markets: BOMH

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐           No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐           No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 31, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $7,533,000 based on the closing sales price of $3.00 on the OTC Markets. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of  November 6, 2020 there were 155,944,311 shares of the registrant’s common stock outstanding.

Index
PART I

Item 1.	Business.

Company Overview

Our mission is to develop and sell products of superior quality which improve the overall wellness of our customers.

Boomer Holdings Inc.,  a Nevada corporation (the “Company,” ”Boomer,” “we,” or “us”), through its wholly-owned subsidiary Boomer Naturals, Inc., a Nevada corporation, is a full-service wellness company that provides products and services that enhance your well-being and increase your quality of life. Boomer Naturals has two divisions, Healthy Living and Personal Protection Equipment. Healthy Living’s flagship product, Boomer Botanics, is an all-natural botanical blend that helps the body function at its prime. Boomer Naturals’ Healthy Living products are designed to balance the body and help decrease symptoms associated with physical, mental, and emotional health challenges. Product lines include Boomer Botanics, Golf Botanics, Pet Botanics, Tommy Bahama+Boomer Naturals CB5, SKIN Sunscreen, and medical-grade skin care products. Boomer Naturals Personal Protection Equipment offers consumers and businesses PPE of the highest quality with industry-leading reliability. The PPE division’s flagship product, Boomer Nano-Silver Reusable Protective Cloth Face Masks, are one of America’s best-selling consumer face masks. Boomer Naturals’ products are available online at BoomerNaturals.com, BoomerNaturalsWholesale. com, CVS.com, and TommyBahamaWellness.com. Boomer Naturals’ products are also available at the Boomer Naturals retail store, CVS retail locations, Tommy Bahama retail locations, and resorts and golf shops across the country..

Company History

We were incorporated in the State of Nevada on March 31, 2016 as Remaro Group Corp. Our principal executive offices are located at 8670 W. Cheyenne Avenue, Las Vegas, NV 89129. Our telephone number is (888) 266-6370. Our website address is http://www.bnwhealth.com. Information contained in our website does not constitute any part of, and is not incorporated into, this prospectus.

On December 12, 2019, Marina Funt, the Company’s former principal shareholder, Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Director, consummated the sale of 8,000,000 pre-split shares of Common Stock (the “Shares”) to Boomer Natural Wellness, Inc. (“BNW”). The acquisition of the Shares, which represented approximately 76% of the Company’s shares of outstanding Common Stock, resulted in a change in control of the Company. In connection with the sale of the Shares, Ms. Funt waived, forgave and discharged any indebtedness of any kind owed to her by the Company.
Also on December 12, 2019, in connection with the sale of the Shares, Daniel Capri was appointed a Director of the Registrant and, upon Ms. Funt’s resignation, was appointed to serve as the Registrant’s President, Treasurer and Secretary.

On January 7, 2020, the Company executed an Agreement of Merger and Plan of Share Exchange (the “Exchange Agreement”), with BNW, Boomer Naturals Holdings, Inc., a Nevada corporation (“Boomer”), Boomer Naturals, Inc., and the shareholders of Boomer (the “Exchange”). Upon consummation of the transactions set forth in the Exchange Agreement (the “Closing”), the Company adopted the business plan of Boomer. Pursuant to the terms of the Agreement, the Company agreed to acquire all of the outstanding shares of Boomer in exchange for the issuance of an aggregate 120,980,739 shares (the “Exchange Shares”) of the Company’s Common Stock. Pursuant to the terms of the Exchange Agreement, BNW agreed to retire 24,000,000 shares of the Company’s Common Stock. As a result of the Exchange, Boomer became a wholly-owned subsidiary of the Company and following the consummation of the Exchange, the shareholders of Boomer beneficially owned approximately Ninety-Four Percent (94%) of the issued and outstanding Common Stock of the Company.

At the effective time of the Exchange, Michael Quaid was appointed Chief Executive Officer and Director and Thomas Ziemann as Chief Operating Officer and Director.

Index
Also on January 7, 2020, the Company approved an amendment to its Articles of Incorporation (the “Amendment”) to: change the name of the Company to Boomer Holdings Inc.; effect a forward stock split on the basis of three-to-one (3:1); and to increase the number of authorized shares of capital stock to 210,000,000 of which 200,000,000 shares shall be Common Stock and 10,000,000 shares will be blank-check preferred stock, par value $0.001 per share. The Amendment was effected on January 10, 2019.

Description of Our Business

Boomer Botanics

We are engaged in the research, development, acquisition, licensing and sales of specialized natural products which have FDA compliant ingredients and are impactful on the endocannabinoid system. These products powered by natural terpenes, include, edible and topical offerings. We are engaged in marketing and branding within the alternative CBD/THC space, including our trademark “CB5” brand which is a proprietary formula and currently patent pending. Boomer Naturals currently operates a retail store in Las Vegas Nevada and is currently negotiating a lease on the company’s flagship store in Manhattan New York. Boomer Natural products are also available in Golf Pro Shops, Specialty Stores, Chiropractic Offices and Nail Salons across the country. Boomer Naturals has a robust online presence and enjoys material sales through its website at BoomerNaturals.com.

We believe our CB5 formula is an FDA-compliant formulation that fully supports the body’s endocannabinoid system (ECS). CB5 combines five natural and powerful ingredients that target the ECS. The term FDA-compliant means that a company is selling a regulated food additive that is, or that its chemicals are, in compliance with the food additive provisions of the Federal Food, Drug, and Cosmetic Act. All of the ingredients in our CB5 formula are on the FDA Generally Recognized as Safe (“GRAS”) List which means they are deemed safe to use as an additive to food, beverages, and supplements without prior FDA review and approval.

Since our products do not contain any CBD or THC and all of our ingredients are on the FDA’s GRAS (Generally Recognized as Safe List), Boomer Naturals is able to advertise on Google, Facebook, Yahoo, Bing, YouTube, Instagram, and all national television networks. CBD and cannabis companies are not allowed to advertise on any of these channels. This allows Boomer Naturals to advertise creating brand recognition that our CBD competitors cannot. With many millions of people searching on the Internet monthly for CBD or CBD alternative products for pain, anxiety, inflammation, and sleep, being able to advertise is a huge advantage.

Boomer Naturals has obtained certificates of free sale to export our CB5 products to over 20 countries outside of the United States. The United States does not offer export certificates for CBD or THC products allowing Boomer Naturals to service the needs of the alternative wellness market globally. As of the date of this filing, Boomer Naturals has yet to sell its products in any country other than the United States.

The CB5 products were developed by neurosurgeon, Dr. Markus Chwajol https://boomernaturals.com/wellness-advisory-board/markus-chwajol/. The Boomer CB5 products contain a powerful combination of terpenes that interact with three known cannabinoid receptors and possibly a fourth, while the standard products in the industry interact only with one. Terpenes are aromatic compounds found in many plants that create their characteristic aroma. Terpenes may also offer some health benefits to the human body. Terpenes are found in basil, thyme, black pepper, hops, rosemary, lemongrass, jasmine, pine trees, cacao, and other plants and flowers. The product contains all-natural ingredients which are all listed on the Generally Recognized as Safe list of the Food and Drug Administration and was developed by a practicing brain surgeon who is an expert in natural ingredients and CB receptors.

Boomer focuses on wellness solutions for the 50 and older age demographic through the development of products using the Boomer proprietary CB5 formula. The CB5 formula includes a variety of terpenes that are compliant with FDA guidelines as all ingredients are listed on the Generally Recognized as Safe list. The solutions include products that may alleviate pain, reduce anxiety, increase sleep quality, as well as offer cosmetic benefits. In addition, Boomer offers a full line of products to benefit the health of pets, including those suffering from seizures.

Index
Boomer sells health and wellness products and services geared toward alleviating pain, anxiety and improving general wellness through our proprietary lines of CB5 products. CB5 formula is an FDA-compliant alternative that fully supports the body’s endocannabinoid system (ECS). This revolutionary breakthrough combines five natural and powerful ingredients that target the ECS. Our product formulas are developed by our team of medical and scientific advisory board and are currently manufactured by FDA registered and GMP certified third-party contract manufacturers located in Florida.

Boomer Natural’s product lines include CB5, Golf CB5, Pet CB5, SKIN Sunscreen, and medical-grade skincare. Boomer’s most popular CB5 products are the AM, PM, and all-day tinctures and gummies as well as its pain relief roll-on.

These statements have not been evaluated by the Food and Drug Administration. The FDA has not reviewed or cleared any of our products nor has the FDA endorsed or verified any of our claims regarding our products. Our products are not intended to diagnose, treat, cure, or prevent any disease and none of our products have been approved by the FDA for any purpose.

The Company’s initial wellness partners include Tommy Bahama and PGA of America (PGA Magazine). Boomer Naturals will attempt to leverage the brand recognition and customer loyalty of these top brands to elevate our brand to a leader in wellness.

On January 10, 2020, Boomer Naturals executed a Trademark License Agreement (the “License Agreement”) with Tommy Bahama Group, Inc. (“Tommy Bahama”) a wholly owned subsidiary of Oxford Industries, Inc. Pursuant to the terms of the License Agreement, Tommy Bahama agreed to license the Tommy Bahama trademark and other intellectual property from Tommy Bahama in connection with the manufacture, sale, distribution, advertisement and promotion of the Company’s products as more fully set forth in the License Agreement. The License Agreement requires the Company to pay minimum royalties for each license year and meet minimum net sales requirements of products under the licensed marks each year. The License Agreement may be terminated by Tommy Bahama before the end of the term for several reasons.

Pursuant to the License Agreement, Boomer Naturals is Tommy Bahama’s exclusive wellness licensed partner. Tommy Bahama recently placed its first order for approximately $400,000 of products from our CB5 line for people and pets. Boomer CB5 is the premier product for Tommy Bahama’s Friend and Family event scheduled for March 2020 with CB5 product placement at cash register countertops in both men’s and women’s departments. Tommy Bahama is expected to give our roll-on as a free gift with purchases during March and has ordered 19,000 roll-ons to give away at their largest retail event of the year. Also beginning in March, Tommy Bahama is expected to send emails to their database with offers from Boomer Naturals and posting offers on their social media platforms reaching approximately 500,000 followers.

Our Sales and Distribution Strategy

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

Index
National Retail Chains.

As a result of the Pandemic, most non-essential retail stores were required to be closed since March 2020. Further many National Retail Chains are hesitant to introduce CBD related products on a national scale and thus far have only offered topical products in regional test markets. The FDA compliant ingredients in CB5 will allow these chains to offer Boomer Natural products in both topical and ingestible forms nation-wide.

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

MARKET SIZE

According to the Global Wellness Institute, health and wellness is a multi-billion dollar industry and the trend is for consumers moving away from pharmaceuticals toward more natural solutions for everyday challenges. To meet this demand, Boomer Naturals created an all-natural doctor-formulated alternative to CBD, known as CB5. CB5 is a proprietary blend of botanical terpenes designed to restore balance to the ECS. Discovered in the early 1990s, the body’s ECS features cannabinoids and receptors (CB1, CB2, and two others yet to be named) that are some of the most abundant neurotransmitters found in the brain. The ECS supports and regulates several key systems and can help with issues relating to reducing pain and inflammation, balancing sleep/wake cycles, supporting the immune system, balancing mood, supporting a healthy metabolism, supporting reproductive health, and more. We believe CB5 is a more effective solution than CBD because it hits more receptors in the ECS with an entourage effect of many different plant terpenes.

According to Forbes, the projected market value of the CBD industry was expected to hit $20 billion by 2024. https://www.forbes.com/sites/irisdorbian/2019/05/20/cbd-market-could-reach-20billion-by-2024-says-
new-study/#7c8a622a49d0.

The over the counter drugs and medication market was valued at $125 billion USD in 2018 and is estimated to be $185 billion USD by 2025. https://www.gminsights.com/industry-analysis/over-the-counter-otc-drugs-market.

According to a Global Use of Medicines report from the IQVIA Institute for Human Data Science, the global pharmaceutical industry was valued at $1.2 trillion in 2018 https://pharmaceuticalcommerce.com/business-
and-finance/global-pharma-spending-will-hit-1-5-trillion-in-2023-says-iqvia/.

One study from Statista, a subscription based aggregator of statistics, provided that the US market value of vitamins, minerals and supplements was over $48.5 billion dollars in 2017. https://www.statista.com/statistics/
521735/market-size-vitamins-minerals-and-supplements-worldwide/.

Another report from Grand View Research, a market research and consulting company that was not hired by the Company, predicts that the global pet care market size has an estimated current market value of $131.7 billion dollars and is expected to grow to $202.6 billion US by 2025. https://www.grandviewresearch.com/press-release/global-pet-care-market.

Index
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

Commencing in April 2020, Boomer Naturals began to offer for online retail sale at its website a variety of face coverings and sanitizers. During this period, Boomer Naturals began running advertisements on television, radio and various digital platforms featuring face coverings. Due to increased demand for these items, e-commerce sales grew to over 3,000 orders per day during the quarter ended July 31, 2020. This increased revenue stream was able to replace the anticipated revenue arising from the Tommy Bahama relationship. In addition, while the e-commerce PPE vertical continued to grow, Boomer Naturals began to receive some interest in wholesale purchases of face coverings and other protective equipment. Boomer Naturals is in the early-stages of growing a wholesale PPE division. While no assurance can be given regarding the performance of the Boomer Medical products division, the Company anticipates that this division will continue to generate revenues for the next three to six months to accompany the expected reemergence of the CB5 division upon Tommy Bahama retail stores reopening and increase overall brand awareness from the retail focused advertising campaign.

Recently, due to the COVID-19 pandemic, in-stores sales of the Company’s CB5 products have been completely reduced to zero and the Company’s planned openings of retail stores in New York and Chicago have been delayed indefinitely as well as potential tests in retail stores. The Company has shifted its focus to its Boomer Medical Supplies segment. Boomer Medical Supplies is focusing on the perceived opportunity created from the recent shift away from the reliance on Chinese-produced medical supplies. The Company has entered into an Exclusive Distributor Agreement with an unaffiliated third-party company located in Viet Nam (the “Supplier”). Pursuant to the agreement, the Company is the exclusive distributor of the supplier’s products in the United States The Company has established exclusive arrangements with non-Chinese medical supplies manufacturers mainly focusing on face coverings gloves, and gowns. provided the Company orders at least $3 million of inventory per year. The Supplier in turn has exclusive manufacturing agreements with certain manufacturers provide that the manufacturers will not sell these items to any other U.S. based customer provided that the Supplier orders an annual minimum of 1,500,000 masks from one manufacture and 750,000 masks from a second manufacturer, respectively. If the minimum amounts are not met, the agreements become non-exclusive for the U.S. market.

The Company is currently successfully selling a variety of face coverings and hand sanitizers to consumers online and through distribution to doctors, therapists, and wholesale brokers. As of the date of this annual report, the Company has been receiving more than 1,000 online orders per day for facemasks and hand sanitizers as well as a number of larger, wholesale orders.

Boomer Naturals recently became an approved vendor for face coverings for a national retail chain with over 8,000 retail stores and has begun receiving and filling orders for this retailer in stores and online. The retailer and Boomer have executed a non-exclusive purchase order agreement for face coverings and the retailer has no obligation to purchase either a minimum unit or dollar amount of face coverings from the Issuer. To date, Boomer Naturals has received $6 million in orders from this retailer. Additionally, Boomer Naturals recently executed a purchaser order agreement with this retailer and its affiliate for approximately 5.4 million branded face coverings.

Index
PPE Product Offerings

Our PPE product offerings include Respiratory Masks such as the | N95, KN95, FFP2 & FFP3, P95 & R95 masks which are tight-fitting face masks that can filter out small particles, viruses, and bacteria, Surgical Masks including| 3-ply, 4-ply disposable, loose-fitting face masks that cover the nose, mouth, and chin; and cloth face masks that may offer protection from dust and prevent the spread of COVID-19. the CDC recommends using masks in public settings for social distancing and proper hygiene.

Recent Developments

Boomer Naturals Launches PPE Division

•          In April 2020, the Company expanded its health and wellness offerings to include personal protection equipment (PPE), featuring its doctor-recommended, W.H.O. compliant, three-layer cotton/polyester reusable face mask enhanced with nano-silver technology. The Company offers a full range of personal health products to include: hand sanitizer, safety gloves, nano-silver gaiters, single use masks, ear savers, face shields, and safety glasses. Product demand has exceeded expectations and the Company has accordingly experienced significant sales growth.

•          Boomer Naturals began direct shipment of its flagship PPE products to a national pharmacy chain with over 8,000 locations. To date, Boomer Naturals has received orders of more than $9 million from this retailer.

Boomer Naturals Healthy Living Continues to Expand Distribution and Awareness

•          Boomer Naturals’ flagship Boomer Botanics products which come in a variety of sizes, flavors, and applications including tinctures, gummies, pain relief products (e.g., roll-ons and creams), have seen sales continue to grow during the COVID-19 pandemic. These products can be found online at boomernaturals. com. The Company also produces the Tommy Bahama+Boomer Naturals co-branded collection of wellness products that are available nationwide at Tommy Bahama retail locations and tommybahamawellness.com.

Index
•          Boomer Naturals achieves positive traction with its SKIN Sunscreen and medical- grade skin care products for consumers and wholesale distribution.

Boomer Naturals Enhances Supply Chain Capabilities

•          Boomer Naturals fortifies its PPE product sourcing in Vietnam. The Company’s leadership team enjoys long-standing, personal relationships in Vietnam, a country with robust manufacturing capabilities and provides a reliable supply source.

•          The Company secures exclusive supply agreements with its primary face mask manufacturers for the North American market.

•          The Company expands its warehouse footprint to accommodate increased order volumes. Warehouse capacity has tripled since April 2020 and now stands at 30,000 square feet.

Boomer Naturals Grows eCommerce Business

•          More than 200,000 orders have been processed year-to-date across the Company’s three consumer-facing websites: www.boomernaturals.com, www.tommybahamawellness.com, and www.boomerfacemasks. com.

•          The Company plans to continue airing promotional/educational content on national television, radio and social media platforms to educate consumers and increase overall brand awareness. This direct-to-consumer interaction is expected to generate significant online sales through the Boomer Naturals website.

Boomer Naturals Launches “Prepare & Protect Initiative”

•          Boomer Naturals has partnered with more than 35 organizations to donate high-quality nano-silver face masks. These organizations include, but are not limited to, those that support veterans, the homeless, and healthcare/nursing home facilities. The Company has committed to donating a face mask for each face mask online order, which has resulted in the donation of more than 240,000 face masks to date.

Tommy Bahama Licensing Agreement

On January 10, 2020, Boomer Naturals executed a Trademark License Agreement (the “License Agreement”) with Tommy Bahama Group, Inc. (“Tommy Bahama”) a wholly owned subsidiary of Oxford Industries, Inc. Pursuant to the terms of the License Agreement, Tommy Bahama agreed to license the Tommy Bahama trademark and other intellectual property from Tommy Bahama in connection with the manufacture, sale, distribution, advertisement and promotion of the Company’s products as more fully set forth in the License Agreement. The License Agreement requires the Company to pay minimum royalties for each license year and meet minimum net sales requirements of products under the licensed marks each year. The License Agreement may be terminated by Tommy Bahama before the end of the term for several reasons.

Pursuant to the License Agreement, Boomer Naturals is Tommy Bahama’s exclusive wellness licensed partner. Tommy Bahama recently placed its first order for approximately $400,000 of products from our CB5 line for people and pets. Boomer CB5 is the premier product for Tommy Bahama’s Friend and Family event scheduled for March 2020 with CB5 product placement at cash register countertops in both men’s and women’s departments. Tommy Bahama is expected to give our roll-on as a free gift with purchases during March and has ordered 19,000 roll-ons to give away at their largest retail event of the year. Also beginning in March, Tommy Bahama is expected to send emails to their database with offers from Boomer Naturals and posting offers on their social media platforms reaching approximately 500,000 followers.

Index
MANAGEMENT AND EMPLOYEES

As of the date of this Report, Boomer has eighty (80) full time employees. We believe we enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

PROPERTIES

The Company does not own any physical location. Boomer currently leases its corporate headquarters and other offices in Las Vegas, Nevada which lease expires on September 20, 2027. We believe our current offices are sufficient in size for current and near term future operations.

GOVERNMENT REGULATION

We believe we are in compliance with applicable federal, state and other regulations and that we have compliance programs in place to ensure compliance going forward. There are no regulatory notifications or actions pending.

Certain of our products are considered supplements and are regulated in the U.S. either as food or dietary supplements. The formulation manufacturing, packaging, labeling, advertising, distribution and sale (hereafter, “sale” or “sold” may be used to signify all of these activities) of dietary supplements such as those sold by the Company are subject to regulation by one or more federal agencies, principally the Food and Drug Administration (the “FDA”) and the Federal Trade Commission (the “FTC”), and to a lesser extent the Consumer Product Safety Commission and United States Department of Agriculture. The Company’s activities are also regulated by various governmental agencies for the states and localities in which the Company’s products are sold, as well as by governmental agencies in certain countries outside the United States in which the Company’s products are sold. Among other matters, regulation by the FDA and FTC is concerned with product safety and claims made with respect to a product’s ability to provide health-related benefits.

Federal agencies, primarily the FDA and FTC, have a variety of procedures and enforcement remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labeling or advertising, requiring consumer redress (for example, requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizures, imposing civil penalties or commencing criminal prosecution. In addition, certain state agencies have similar authority. These federal and state agencies have in the past used these remedies in regulating participants in the dietary supplements industry, including the imposition by federal agencies of civil penalties in the millions of dollars against a few industry participants. There can be no assurance that the regulatory environment in which the Company operates will not change or that such regulatory environment, or any specific action taken against the Company, will not result in a material adverse effect on the Company. In addition, increased sales of, and publicity about, dietary supplements may result in increased regulatory scrutiny of the dietary supplements industry.

The Dietary Supplement Health and Education Act (“DSHEA”) was enacted in 1994, amending the Federal Food, Drug and Cosmetic Act. The Company believes DSHEA is generally favorable to consumers and to the dietary supplement industry. DSHEA establishes a statutory class of “dietary supplements,” which includes vitamins, minerals, herbs, amino acids and other dietary ingredients for human use to supplement the diet. Dietary ingredients on the market as of October 15, 1994 do not require the submission by the manufacturer or distributor to the FDA of evidence of a history of use or other evidence of safety establishing that the ingredient will reasonably be expected to be safe, but a dietary ingredient which was not on the market as of October 15, 1994 may need to be the subject of such a submission to FDA at least 75 days before marketing. Among other things, DSHEA prevents the FDA from regulating dietary ingredients in dietary supplements as “food additives” and allows the use of statements of nutritional support on product labels. The FDA has issued proposed and final regulations in this area and indicates that further guidance and regulations are forthcoming. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredient we may decide to use. The FDA’s refusal to accept such evidence could result in regulation of such dietary ingredients as food additives, requiring the FDA pre-approval based on newly conducted, costly safety testing.

Index
Moreover, there can be no assurance that the FDA will not consider particular labeling statements used by us to be drug claims rather than acceptable statements of nutritional support, necessitating approval of a costly new drug application, or re-labeling to delete such statements. It is also possible that the FDA could allege false statements were submitted to it if structure/function claim notifications were either non-existent or so lacking in scientific support as to be plainly false.

The FDA has issued a proposal to regulate the sale of products containing the herb “ma huang” (also known as ephedra), a natural ingredient that contains a small percentage of ephedrine alkaloids. Various states and localities also have proposed or adopted restrictions on the sale of ephedra.

In November 1998, the FTC announced new advertising guidelines specifically for the dietary supplement industry, entitled “Dietary Supplements: An Advertising Guide for Industry.” These guidelines reiterate many of the policies the FTC has previously announced over the years, including requirements for substantiation of claims made in advertising about dietary supplements.

The FDA has announced its intent to issue proposed Good Manufacturing Practices regulations for the dietary supplement industry. The FDA has published the industry’s proposed GMP guidelines, but has not yet published its own proposed regulations for public comment.

The FTC regulates the marketing practices and advertising of all our products. In recent years, the FTC instituted enforcement actions against several dietary supplement companies for false and misleading marketing practices and advertising of certain products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. Under FTC standards, the dissemination of any false advertising constitutes an unfair or deceptive act or practice actionable under Section 45 of the Fair Trade Commission Act and a false advertisement actionable under Section 52 of that Act. A false advertisement is one that is “misleading in a material respect.” In determining whether an advertisement or labeling information is misleading in a material respect, the FTC determines not only whether overt and implied representations are false but also whether the advertisement fails to reveal material facts. Under the FTC’s standards, any health benefit representation made in advertising must be backed by “competent and reliable scientific evidence” by which the FTC means: “tests, analyses, research studies, or other evidence based upon the expertise of professionals in the relevant area, that have been conducted and evaluated in an objective manner by persons qualified to do so, using procedures generally accepted by the profession to yield accurate and reliable results.”

The FTC has increased its review of the use of the type of testimonials that may be used to market our products. The FTC requires competent and reliable evidence substantiating claims and testimonials at the time that such claims of health benefit are first made. The failure to have this evidence when product claims are first made violates the Federal Trade Commission Act. Although the FTC has never threatened an enforcement action against the Company for the advertising of its products, there can be no assurance that the FTC will not question the advertising for our products in the future.

We believe we are currently in compliance with all applicable government regulations. We cannot predict what new legislation or regulations governing our operations will be enacted by legislative bodies or promulgated by agencies that regulate its activities. The FDA is expected to increase its enforcement activity against dietary supplements that it considers to be in violation of FFD&CA. In particular, the FDA is increasing its enforcement of DSHEA provisions. Those activities will be enhanced by the appropriation for increased FDA budgets for dietary supplement regulation enforcement.

We believe we may become subject to additional laws or regulations administered by the FDA or other federal, state, or foreign regulatory authorities. We also believe the laws or regulations which are considered favorable may be repealed, or more stringent interpretations of current laws or regulations may be implemented. Any or all of such requirements could be a burden to us. Future regulations could require us to:

•	change the way we conduct business;

•	use expanded or different labeling;

•	recall, reformulate or discontinue certain products;

•	keep additional records;

•	increase the available documentation of the properties of its products;

Index
•	and/or

•	increase the scientific proof of product ingredients, safety, and/or usefulness.

The Company cannot predict the nature of any future laws, regulations, interpretations or applications, nor can it determine what effect such additional regulation, when and if it occurs, would have on its business in the future. Such additional regulation could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional record keeping, expanded documentation of the properties of certain products, revised, expanded or different labeling and/or additional scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company.

Index
Item 1A.	Risk Factors.

Risks Related to the COVID-19 Pandemic

The recent COVID-19 pandemic may adversely affect our business, results of operations, financial condition, liquidity, and cash flow.

While the complete impact on our business from the recent outbreak of the COVID-19 coronavirus is unknown at this time and difficult to predict, various aspects of our business are being adversely affected by it and may continue to be adversely affected.

As of the date hereof, COVID-19 has been declared a pandemic by the World Health Organization, has been declared a National Emergency by the United States Government and has resulted in several states being designated disaster zones. COVID-19 coronavirus caused significant volatility in global markets, including the market price of our securities. The spread of COVID-19 coronavirus has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, certain states and municipalities have enacted, and additional cities have enacted and others are considering, quarantining and “shelter-in-place” regulations which severely limit the ability of people to move and travel, and require non-essential businesses and organizations to close.

Our stores and the stores that sell our products are considered non-essential. There is significant uncertainty around the breadth and duration of these store closures and other business disruptions related to COVID-19, as well as its impact on the U.S. economy, consumer willingness to visit malls and shopping centers, and employee willingness to staff our stores once they re-open. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact.

Thus far, these restrictions have adversely affected our business, results of operations and financial condition. It is unclear how such restrictions, should they continue for an extended period, which will contribute to a general slowdown in the global economy, will affect our business, results of operations, financial condition and our future strategic plans.

Risks Related to the Company

The Company has a limited operating history.

Boomer Naturals, Inc., the Company’s wholly-owned operating subsidiary, was formed in June 2019 and has a limited operating history, assets and operating revenues, and its prospects of future profitable operations may be delayed or never realized. We have a limited operating history upon which you may evaluate our business and prospects. We are in the early stages of our business and have not yet commenced full-scale operations. Accordingly, we are in the initial revenue phase, and our activities to date have involved research and development of products and services, business planning, market testing, and efforts to raise startup capital. Our business and prospects must be considered in light of the risk, expense, and difficulties frequently encountered by preliminary or limited revenue companies in early stages of development, particularly companies in highly competitive and evolving markets. If we are unable to effectively allocate our resources, manufacture our products, generate sales, or obtain and grow our customer base, our business operating results and financial condition would be adversely affected and we may be unable to execute our business plan, and our business could fail. Investors could therefore be at risk of losing their investment.

The Company has a short operating history, which makes it difficult to evaluate its prospects, and future financial results and may increase the risk that it will not be successful. The Company has provided certain historical financial information; however, such financial information may not be a reliable indicator of future results. In addition, the historical information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future.

Index
We have inadequate capital and need for additional financing to accomplish our business and strategic plans.

We have very limited funds, and such funds are not adequate to develop our current business plan. Our ultimate success may depend on our ability to raise additional capital. In the absence of additional financing or significant revenues and profits, the Company will have to approach its business plan from a much different and much more restricted direction, attempting to secure additional funding sources to fund its growth, borrowing money from lenders or elsewhere or to take other actions to attempt to provide funding. We cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

The Company has a history of operating losses and may continue to incur losses as it seeks to grow.

The Company had $15,564,778 in net loss for the year ended July 31, 2020. Additionally, the Company may incur future losses from the launch of new retail stores, inventory buildup that remains unsold, expenses associated with new marketing initiatives, and the growing expenses associated with additional staff necessary to manage Company growth. The extent of losses and the time required to reach profitability are uncertain. There can be no assurance that the Company will be able to obtain or sustain profitability on an ongoing basis.

The Company’s success depends on the efforts and abilities of the Management team.

The Company is dependent upon the effort, experience, and abilities of its senior management team. The loss of the services of any of them for any reason could adversely affect the Company’s business and operations, and there is no guarantee that the Company could find adequate replacements on a timely basis.

The Company may experience insufficient capital.

Management expects that the Company will need additional capital to fund the Company’s next growth phase. Additional sources of equity capital may not be available when needed or, if available, may only be available on unfavorable terms and in any event would result in the interests of the existing Shareholders being diluted. In such event, the Company may not be able to obtain the financing it needs, in which case the Company’s potential growth could be delayed.

Risks Related to the Business of the Company

The health and wellness industry is highly competitive.

The health and wellness industry has extremely low barriers to entry and more companies are expected to enter the sector due to the popularity of the sector, especially during the first few months of a new year. Some of the Company’s current and potential competitors have greater resources for developing additional products, much longer operating histories, and have been marketing to wider audiences. As the Company continues to devote significant resources to developing its customer base, the Company will face significant competition from established companies that may have far greater experience than the Company. Although management believes that the Company is currently able to compete effectively in each of the various markets in which the Company participates, the Company cannot assure that the Company will be able to continue to do so or that the Company will be capable of maintaining or further increasing its current market share. The Company’s failure to compete successfully in its various markets could have a material adverse effect on the Company’s business, financial condition and results of operations.

Our business is subject to changes in consumer preferences and discretionary spending.

Changes in consumer preferences or negative publicity around the CB5 product or industry as a whole could adversely impact Company revenue. The Company’s success will also largely depend on various factors affecting discretionary consumer spending, including economic conditions, political conditions, disposable consumer income and consumer confidence, which may vary widely in different markets. Adverse changes in these factors could reduce our sales or impose practical limits on our product pricing, either of which could adversely affect the Company’s results of operations.

Index
The success of the Company’s business will depend in part on how favorably consumers perceive of and recognize its brand.

The Company has a pending trademark for Boomer Naturals. The various names, logos, trademarks, service marks and trade secrets associated with the Company’s current and future brands could be imitated in ways that the Company cannot predict or prevent. There is no assurance that the Company’s rights to use such Intellectual Property will be fully enforceable, that other parties will not infringe upon those rights, or that the Company’s competitors will not seek to utilize similar intellectual property. Accordingly, if a third party successfully challenges the Company’s ownership of, or right to use, such marks or if the Company is unable to stop unauthorized use of such marks or if the Company’s licensees of the marks and patents use them in a way that negatively impacts their value, the Company’s business or results of operations could be harmed. The unenforceability of such rights or the failure of other countries to recognize the Company’s intellectual property rights could negatively impact the Company’s ability to capitalize on efforts to establish brand equity.

We are or will be subject to regulations that could adversely affect our business and results of operations.

We are or will be subject to extensive regulations where we manufacture, distribute and/or will sell our products. Our products are subject to numerous food safety and other laws and regulations relating to the sourcing, manufacturing, storing, labeling, marketing, advertising and distribution of these products. If regulators determine that the labeling and/or composition of any of our products is not in compliance with law or regulations, or if we or our co-manufacturers otherwise fail to comply with applicable laws and regulations, we could be subject to civil remedies or penalties, such as fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of the products, or refusals to permit the import or export of products, as well as potential criminal sanctions. In addition, enforcement of existing laws and regulations, changes in legal requirements and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results.

The inability to hire and retain qualified staff could adversely affect operating results. The Company’s success will depend in part upon management’s ability to attract, motivate and retain a sufficient number of qualified employees, and support staff necessary to conduct its operations. Qualified individuals of the requisite caliber and quantity needed to fill positions may be in short supply. Also, any material increases in employee turnover rates could have a material adverse effect on the Company’s business, financial condition, operating results or cash flows.

The Company is subject to numerous laws and regulations. The Company’s products are affected by a variety of regulations at the State and Federal levels. The Company will need to constantly monitor developments and adjust to changes in the laws and regulations. Such laws and regulations may change from time to time, and the Company may or may not be able to comply with new requirements. In addition, the cost of compliance may be very high and affect operating income.

The Company sells cosmetics and consumable products that could be subject to potential litigation risk. Although the Company engages high quality manufacturers and suppliers to produce products, it is unknown whether a defective product can cause harm to a person or pet. In the event of such a happening, the Company will likely be threatened with potential litigation from an injured party. In order to mitigate said risk, the Company shall maintain product liability insurance of at least $2,000,000.

Risks Related to the Securities Markets and Investments in Our Securities

General securities market uncertainties resulting from the COVID-19 pandemic.

Since the outset of the COVID-19 pandemic the US and worldwide national securities markets have undergone unprecedented stress due to the uncertainties of the pandemic and the resulting reactions and outcomes of government, business and the general population. These uncertainties have resulted in declines in all market sectors, increases in volumes due to flight to safety and governmental actions to support the markets. As a result, until the pandemic has stabilized, the markets may not be available to the Registrant for purposes of raising required capital. Should we not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible we may be unable to sustain the necessary capital to pursue our strategic plan and may have to reduce the planned future growth and scope of our operations.

Index
Our common stock may be considered a “penny stock” and may be difficult to sell.

The Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Historically, the price of our common stock has fluctuated greatly. If, the market price of the common stock is less than $5.00 per share and the common stock does not fall within any exemption, it therefore may be designated as a “penny stock” according to SEC rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

The price of our common stock may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include but are not limited to:

•	progress of our products through the regulatory process;

•	government regulatory action affecting our products or our competitors’ products in both the United States and foreign countries;

•	developments or disputes concerning patent or proprietary rights;

•	economic conditions in the United States or abroad;

•	broad market fluctuations; and

•	changes in financial estimates by securities analysts.

There is a risk of market fraud.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. We are aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

A decline in the price of our common stock could affect our ability to raise working capital and adversely impact our ability to continue operations.

Index
A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. A decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new services and continue our current operations. If our common stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

Our common stock may never be listed on a major stock exchange.

We anticipate seeking the listing of our common stock on a national or other securities exchange at some time in the future, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid, and our common stock price may be subject to increased volatility.

There is no assurance of cash distributions to the Shareholders.

There is no assurance that the Shareholders will receive a return of any or all of their investment in the Company. In the event cash is available for distribution, management may elect to reserve cash to further expand the business for a larger potential exit. Any cash distributions to the Shareholders whether from operations or any future sale, disposition or other capital event of the Company are highly speculative, and the amounts of any such distributions cannot be accurately predicted.

We do not intend to pay any cash dividends in the foreseeable future and, therefore, any return on your investment in our capital stock must come from increases in the fair market value and trading price of the capital stock.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Any credit agreements, which we may enter into with institutional lenders, may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and any other factors that the board of directors decides is relevant. Therefore, any return on your investment in our capital stock must come from increases in the fair market value and trading price of the capital stock.

We may issue additional equity shares to fund our operational requirements, which would dilute share ownership. Such sales of additional equity securities may adversely affect the market price of our common stock and your rights in the company may be reduced.

The Company’s continued viability depends on its ability to raise capital. We expect to continue to incur drug development and selling, general and administrative costs. Changes in economic, regulatory or competitive conditions may lead to cost increases. Management may determine that it is in the best interest of the company to develop new services or products. In any such case additional financing is required for the company to meet its operational requirements. We may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. The sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock. Also, any new securities issued may have greater rights, preferences or privileges than our existing common stock. Our stockholders may experience substantial dilution upon such issuances and a reduction in the price that they are able to obtain upon sale of their shares. There can be no assurances that the company will be able to obtain such financing on terms acceptable to the company and at times required by the company, if at all.

Index
The requirements of complying with the Sarbanes-Oxley act may strain our resources and distract management.

We are subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act of 2002. The costs associated with these requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Historically, we have maintained a small accounting staff, but in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant additional resources and management oversight will be required. This includes, among other things, activities necessary for supporting our independent public auditors. This effort may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial persons with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of July 31, 2020. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, adopted rules requiring every public company to include a management report on the effectiveness of such company’s internal control over financial reporting in its annual report. Effective internal control over financial reporting is necessary for us to provide reliable financial reports, effectively prevent fraud and operate as a public company.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of July 31, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control such that there is a reasonable possibility that a material misstatement of our company’s financial statements will not be prevented, or detected and corrected on a timely basis. Based on their evaluations, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2020 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. Because of our limited operations we have a small number of employees which prohibits a segregation of duties. As we grow and expand our operations, we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Our failure to remediate the material weakness or our failure to discover and address any other material weaknesses or deficiencies may result in inaccuracies in our financial statements, delay in the preparation of our financial statements, and the loss of investor confidence in the reliability of our financial statements, which in turn could negatively influence the trading price of our Common Stock. Ineffective internal control over financial reporting could also expose us to increased risk of fraud or misappropriations of corporate assets and subject us to potential delisting from the stock exchange on which our Common Stock is listed, regulatory investigations or civil or criminal sanctions. As a result, our business, financial condition, results of operations and prospects may be materially and adversely affected.

Index
General Risk Factors

General investment risks. No assurance can be made that the Company will generate any profits. The Company’s business will be subject to the risks generally incident to our industry, to the risks generally incident to the development of new products, particularly in the wellness community where consumers can be fickle.

Future changes in international, federal, state, and local laws and regulations may adversely affect the Company. These changes may have a negative impact on the Company’s ability to achieve its goals and thus the value of the shares could be diminished or entirely lost.

The Shareholders will have limited authority. Purchasers of shares will have the status of shareholders in the Company and, with limited exceptions, will have no voice in the management or conduct of the affairs of the Company, including very limited voting rights. Except where the approval of the shareholders is expressly required by the law, management will have the sole and absolute right and authority to act for and on behalf of the Company in connection with all aspects of the business of the Company. Accordingly, no person should purchase shares unless such person is willing to entrust all aspects of the management of the Company to the management team and has evaluated the management team’s capabilities to perform such functions.

The Shareholders could lose their limited liability protection if they participate in the management of the Company. Shareholders are not generally liable for the debts and obligations of the Company beyond the amount invested in the Company. However, to the extent a Shareholder participates in the control of the Company’s business, such Shareholder may become personally liable for the debts and obligations of the Company.

The Management Team is entitled to certain protections from the Company. The management team will not be liable to the Company or its Shareholders for monetary damages for an act or omission in the management team’s capacity as such, except under certain limited circumstances. Furthermore, the Company (but not the Shareholders) will indemnify the management team for losses which arise out of acts or omissions of the management team under certain circumstances. The Company may purchase insurance for the payment of such indemnity obligations, but there is no guarantee that any such coverage will be insufficient to cover a particular claim or that the Company will be able to obtain insurance coverage at a reasonable cost.

The ownership interests of the Shareholders may be diluted in the future. The Company intends to continue to make significant investments to support its business growth and may require additional funds to respond to business challenges, including the need to expand into new markets, develop new products and features or enhance the Company’s existing products, improve its operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, the Company may need to engage in equity or debt financings to secure additional funds. If the Company raises additional funds through future issuances of equity or convertible debt securities, the existing Shareholders could suffer significant dilution, and any new equity securities that are issued (if approved by the Shareholders) could have rights, preferences and privileges superior to those of the current Shareholders. Any debt financing the Company secures in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult to obtain additional capital and to pursue business opportunities. The Company may not be able to obtain additional financing on favorable terms, if at all. If the Company is unable to obtain adequate financing or financing on satisfactory terms when required, the Company’s ability to respond to business challenges could be significantly impaired and have a material adverse effect on its financial condition and operating results.

We may face product liability claims. The Company, like any other retailer, distributor or manufacturer of products that are designed to be ingested or applied to the body faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. In the event that the Company does not have adequate insurance or contractual indemnification, product liability claims could have a material adverse effect on the Company. The successful assertion or settlement of any uninsured claim, a significant number of insured claims, or a claim exceeding the Company’s insurance coverage could have a material adverse effect on the Company.

We rely on the proper function, availability and security of information technology systems to operate our business and a cyber-attack or other breach of these systems could have a material adverse effect on our business, financial condition or results of operations.

Index
We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations. Similar to other companies, the size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards. Any failure by us to maintain or protect our information technology systems and data integrity, including from cyber-attacks, intrusions or other breaches, could result in the unauthorized access to personally identifiable information, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Any of these event may cause us to have difficulty preventing, detecting, and controlling fraud, be subject to legal claims and liability, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach or theft of intellectual property, or suffer other adverse consequences, any of which could have a material adverse effect on our business, financial condition or results of operations.

We are subject to certain data privacy and security requirements, which are complex and varied among jurisdictions. Any failure to ensure adherence to these requirements could subject us to fines and penalties, and damage our reputation.

We are required to comply with numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, which govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. In addition, most healthcare providers who may prescribe the products we currently sell or may sell in the future and from whom we may obtain patient health information are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 and comparable state laws. The legislative landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notifications. Any of these laws could create liability for us or increase our cost of doing business, and any failure to comply could result in harm to our reputation, and potentially fines and penalties.

Risks Related to Intellectual Property

Intellectual property rights may not provide adequate protection, which may permit third parties to compete against us more effectively.

Our success depends significantly on our ability to maintain and protect our proprietary rights in the technologies and inventions used in or embodied by our product. To protect our proprietary technology, we rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, as well as nondisclosure, confidentiality, license and other contractual restrictions in our manufacturing, consulting, employment and other third party agreements. These legal means may afford only limited protection, however, and may not adequately protect our rights or permit us to gain or keep any competitive advantage.

We have not and may not be able to adequately protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our product and technologies in any or all countries throughout the world could be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly developing countries, and the breadth of patent claims allowed can be inconsistent. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from copying our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection that covers the commercial products to develop their own competing products that are the same or substantially the same as our commercial product and, further, may export otherwise infringing products to territories where we have patent protection, but judicial systems do not adequately enforce patents to cause infringing activities to be ceased.

Index
We do not have patent rights in certain foreign countries in which a market for our product and technologies exists or may exist in the future. Moreover, in foreign jurisdictions where we do have patent rights, proceedings to enforce such rights could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Thus, we may not be able to stop a competitor from marketing and selling in foreign countries products that are the same as or similar to our product and technologies.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Moreover, the United States Patent and Trademark Office (“USPTO”) and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our product or procedures, we may not be able to stop a competitor from marketing products that are the same as or similar to our product and technologies.

We may in the future become involved in lawsuits to protect or enforce our intellectual property, or to defend our products against assertion of intellectual property rights by a third party, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. If we initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product or product candidate is invalid and / or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and / or unenforceability are common, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. In an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could be more expeditious or cost-effective for plaintiffs than a standard court proceeding, and could result in revocation of or amendment to our patents in such a way that they no longer cover our product candidates or similar products of our competitors. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and / or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could have a material adverse effect on our business.

Interference or derivation proceedings provoked by third parties or brought by us may be necessary to determine the priority of inventions with respect to our patent applications. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the U.S.

Index
Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our product and our technologies.

Legislation introduced earlier this decade increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, and switch the United States patent system from a “first-to-invent” system to a “first-inventor-to-file” system. Under a “first-inventor-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, in particular, the first-inventor-tofile provisions, only became effective on March 16, 2013. As case law continues to develop in response to this legislation, it is not yet clear what the full impact of the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement, and defense of our patents and applications. Furthermore, the United States Supreme Court and the United States Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by United States and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain and enforce or defend additional patent protection in the future.

Our trademarks may be infringed or successfully challenged, resulting in harm to our business.

We rely on our trademarks as one means to distinguish our product from the products of our competitors, and we have registered or applied to register many of these trademarks. The USPTO or foreign trademark offices may deny our trademark applications, however, and even if published or registered, these trademarks may be ineffective in protecting our brand and goodwill and may be successfully opposed or challenged. Third parties may oppose our trademark applications, or otherwise challenge our use of our trademarks. In addition, third parties may use marks that are confusingly similar to our own, which could result in confusion among our customers, thereby weakening the strength of our brand or allowing such third parties to capitalize on our goodwill. In such an event, or if our trademarks are successfully challenged, we could be forced to rebrand our product, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademark rights in the face of any such infringement.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.

We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of former employers, competitors, or other third parties. Although we endeavor to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defense to those claims fails, in addition to paying monetary damages, a court could prohibit us from using technologies or features that are essential to our product, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers or other third parties. An inability to incorporate technologies or features that are important or essential to our product may prevent us from selling our product. In addition, we may lose valuable intellectual property rights or personnel. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our product.

Index
Risks Related to Our Common Stock

The market price of our Common Stock has been, and may continue to be volatile and fluctuate significantly, which could result in substantial losses for investors.

The trading price for our Common Stock has been, and we expect it to continue to be, volatile. The price at which our Common Stock trades depends upon a number of factors, including historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital needed and the terms on which it may be raised, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our Common Stock and affect the volume of trading, regardless of our financial condition, results of operations, business or prospects. Among the factors that may cause the market price of our Common Stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

•	fluctuations in quarterly operating results or the operating results of competitors;

•	variance in financial performance from the expectations of investors;

•	changes in the estimation of the future size and growth rate of its markets;

•	changes in accounting principles or changes in interpretations of existing principles, which could affect financial results;

•	failure of its products to achieve or maintain market acceptance or commercial success;

•	conditions and trends in the markets served;

•	changes in general economic, industry and market conditions;

•	success of competitive products and services;

•	changes in market valuations or earnings of competitors;

•	changes in pricing policies or the pricing policies of competitors;

•	announcements of significant new products, contracts, acquisitions or strategic alliances by the Company or its competitors;

•
potentially negative announcements, such as a review of any of our filings by the SEC, changes in accounting treatment or restatements of previously reported financial results or delays in our filings with the SEC:

•	changes in legislation or regulatory policies, practices or actions;

•	the commencement or outcome of litigation involving us, our general industry or both;

•	our filing for protection under federal bankruptcy laws;

•	recruitment or departure of key personnel;

•	changes in capital structure, such as future issuances of securities or the incurrence of additional debt;

•	actual or expected sales of Common Stock by stockholders; and

•	the trading volume of our Common Stock.

Index
In addition, the stock markets, in general, the OTC Markets and the market for synthetic cannabinoid companies in particular, may experience a loss of investor confidence. Such loss of investor confidence may result in extreme price and volume fluctuations in our Common Stock that are unrelated or disproportionate to the operating performance of its business, financial condition or results of operations. These broad market and industry factors may materially harm the market price of our Common Stock and expose it to securities class action litigation. Such litigation, even if unsuccessful, could be costly to defend and divert management’s attention and resources, which could further materially harm our financial condition and results of operations.

Anti-takeover provisions in our Amended and Restated Articles of Incorporation and By-laws may reduce the likelihood of a potential change of control, or make it more difficult for our stockholders to replace management.

Certain provisions of our Amended and Restated Articles of Incorporation and By-laws could have the effect of making it more difficult for our stockholders to replace management at a time when a substantial number of stockholders might favor a change in management. These provisions include:

•	providing for a staggered board; and

•	authorizing the board of directors to fill vacant directorships or increase the size of its board of directors.

Furthermore, our board of directors has the authority to issue up to 10,000,000 shares of preferred stock in one or more series and to determine the rights and preferences of the shares of any such series without stockholder approval. Any series of preferred stock is likely to be senior to the Common Stock with respect to dividends, liquidation rights and, possibly, voting rights. The board’s ability to issue preferred stock may have the effect of discouraging unsolicited acquisition proposals, thus adversely affecting the market price of our Common Stock.

Our common stock is governed under The Securities Enforcement and Penny Stock Reform Act of 1990.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years; net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years; or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith. These additional requirements may discourage broker-dealers from effecting transactions in securities that are classified as penny stocks, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell such securities in the secondary market.

The Company has never declared or paid any dividends to the holders of its Common Stock and does not expect to pay cash dividends in the foreseeable future.

The Company currently intends to retain all earnings for use in connection with the expansion of its business and for general corporate purposes. The board of directors will have the sole discretion in determining whether to declare and pay dividends in the future. The declaration of dividends will depend on profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Company’s board of directors. Our ability to pay cash dividends in the future could be limited or prohibited by the terms of financing agreements that it may enter into or by the terms of any preferred stock that may be authorized and issued. The Company does not expect to pay dividends in the foreseeable future. As a result, holders of our Common Stock must rely on stock appreciation for any return on their investment.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Index
Item 2.	Properties.

The Company does not own any physical location. Boomer currently leases its corporate headquarters and other offices in Las Vegas, Nevada which lease expires on September 20, 2027. We believe our current offices are sufficient in size for current and near term future operations.

Item 3.	Legal Proceedings.

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of other proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position

Item 4.	Mine Safety Disclosures.

Not applicable.

Index
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the OTC Pink Sheets Market, an alternative trading system, under the symbol BOMH. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Price Range*
Period	High	Low
Year Ending July 31, 2019:
First Quarter	$—	$—
Second Quarter	$—	$—
Third Quarter	$—	$—
Fourth Quarter	$—	$—
Year Ending July 31, 2020
First Quarter	$3.00	$2.00
Second Quarter	$3.00	$3.00
Third Quarter	$3.00	$2.75
Fourth Quarter	$2.75	$2.75

*Price adjusted to reflect a one for three (1:3) reverse split on March 12, 2020.

As of November 6, 2020, there were approximately 350 registered holders of record of our common stock.

Dividends. We have never declared or paid any dividends to the holders of our Common Stock and we do not expect to pay cash dividends in the foreseeable future. We currently intend to retain any earnings for use in connection with the expansion of our business and for general corporate purposes.

Equity Compensation Plans. We do not have any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

On October 16, 2020, the Company executed a 10% Convertible Promissory Note in the principal amount of $262,500 with gross proceeds of $250,000 (the “Note”) in a private placement to an accredited investor (the “Holder”).  The Company consummated the offering of the Note on October 19, 2020.  The Note matures on April 14, 2021 and bears guaranteed interest at the rate of 10%.  The Note is convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) on any date after issuance at a 30% discount to the lowest volume weighted average price of the Common Stock during the 15 trading days prior to the date of a conversion notice.  Such conversion is subject to certain additional terms and conditions, including a waivable limitation on the Holder’s ability to convert the Note into an amount of Common Stock that would result in the noteholder, together with its affiliates, owning more than 9.99% of the outstanding Common Stock.  The Note may be prepaid in full on any day on or prior to its six month anniversary subject to prepayment premiums that increase over time.  The Note is subject to certain additional terms and conditions, including certain remedies in connection with certain customary events of default.  The Note also includes  certain customary representations and warranties, and pursuant to which the Company agreed to comply with certain customary affirmative and negative covenants during the period the Note is outstanding, including but not limited to a right of first refusal in favor of the Holder for additional convertible promissory notes.  As additional consideration for the investment, the Company issued 37,500 shares of its Common Stock to the Holder.

Effective October 5, 2020, the Company issued approximately 15,831,000 shares of common stock to various shareholders for subscriptions, conversions of outstanding securities, services and other consideration.

On July 29, 2020, the Company issued approximately 2,983,416 shares of common stock to various shareholders for subscriptions, conversions of outstanding securities, services and other consideration.

Effective July 20, 2020, the Company issued an aggregate of 7,743,156 shares of common stock to various shareholders for subscriptions, services other consideration. 916,600 of the shares were issued for subscriptions received in the aggregate amount of $840,270 and 6,826,556 of the shares were issued for services.

On January 7, 2020, the Company executed an Agreement of Merger and Plan of Share Exchange (the “Exchange Agreement”), with Boomer Naturals Holdings, Inc., a Nevada corporation (“Boomer”), Boomer Naturals, Inc., and the shareholders of Boomer (the “Exchange”). Upon consummation of the transactions set forth in the Exchange Agreement (the “Closing”), the Company adopted the business plan of Boomer. Pursuant to the Agreement, the Company agreed to acquire all of the outstanding shares of Boomer in exchange for the issuance of an aggregate 120,980,739 shares of the Company’s Common Stock.

On August 5, 2020, the Company sold 24,000,000 shares of Company’s common stock, par value $0.001 per share (the “Common Stock”)to its founder Marina Funt for $8,000.

In connection with each of the preceding unregistered sales and issuances of securities, the Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder for transactions not involving a public offering.

Index
In connection with each of the preceding unregistered sales and issuances of securities, the Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder for transactions not involving a public offering.

Item 6.	Selected Financial Data.

We are a smaller reporting company as defined by 17 C.F.R. 229(10)(f)(i) and are not required to provide the information under this heading.

Index
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This annual report contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this annual report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. See “Risk Factors” beginning on page 13.

Many of the important factors that will determine these results are beyond our ability to control or predict. You are cautioned not to put undue reliance on any forward-looking statements, which speak only as of the date of this annual report. Except as otherwise required by law, we do not assume any obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after such applicable date or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the “Risk Factors” section hereof beginning on page 13 and in reports we will file from time to time with the Commission after the date of this annual report.

Corporate History

Boomer Holdings Inc. was incorporated as Remaro Group Corp. under the laws of the State of Nevada on March 31, 2016. On January 7, 2020, the Company executed an Agreement of Merger and Plan of Share Exchange (the “Exchange Agreement”), with BNW, Boomer Naturals Holdings, Inc., a Nevada corporation (“Boomer”), Boomer Naturals, Inc., and the shareholders of Boomer (the “Exchange”). Upon consummation of the transactions set forth in the Exchange Agreement (the “Closing”), the Company adopted the business plan of Boomer. Pursuant to the Agreement, the Company agreed to acquire all of the outstanding shares of Boomer in exchange for the issuance of an aggregate 40,326,913 pre-split shares (the “Exchange Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”). Pursuant to the terms of the Exchange Agreement, the Company’s Majority Shareholder agreed to retire 8,000,000 shares of the Company’s Common Stock. Also on January 7, 2020, the Company approved an amendment to its Articles of Incorporation (the “Amendment”) to: change the name of the Company to Boomer Holdings Inc.; effect a forward stock split on the basis of three-to-one (3:1); and to increase the number of authorized shares of capital stock to 210,000,000 of which 200,000,000 shares shall be Common Stock and 10,000,000 shares will be blank check preferred stock, par value $0.001 per share.

Description of Our Business

CB5 Products

We are engaged in the research, development, acquisition, licensing and sales of health and wellness products including our proprietary line of CB5 products and, more recently, face coverings gloves, and gowns and hand sanitizers. Our specialized natural CB5 products have FDA compliant ingredients and are impactful on the endocannabinoid system. These products are powered by natural terpenes, include, edible and topical offerings. We are engaged in marketing and branding within the alternative CBD/THC space, including our trademark “CB5” brand which is a proprietary formula and currently patent pending. Boomer Naturals currently operates a retail store in Las Vegas Nevada and is negotiating a lease on the company’s flagship store in Manhattan New York. Boomer Natural products are also available in Golf Pro Shops, Specialty Stores, Chiropractic Offices and Nail Salons across the countries. Boomer Naturals has a robust online presence and enjoys material sales through its website at boomernaturals.com. The Company has shifted its focus to its Boomer Medical Supplies segment. Boomer Medical Supplies is focusing on the perceived opportunity created from the recent shift away from the reliance on Chinese-produced medical supplies.

Index
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

Chiropractors

Without the endorsement of the American Chiropractors Association many Chiropractors are not employing CBD into treatments. CB5 with its FDA compliant ingredients clears the path for doctors wishing to employ a natural alternative to pharmaceuticals. CB5 was be introduced nationally to the Chiropractor community at the widely attended Parker Chiropractor Show in Las Vegas Nevada in February. A key component to the attendance at this show is that no CBD companies were allowed to exhibit.

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

Index
COVID-19 Developments – Boomer Medical Products

Upon most U.S. States issuing some level of Stay-At-Home orders arising from the COVID-19 pandemic, the short-term business strategy of Boomer Naturals shifted. Boomer Naturals received its first round of Tommy Bahama orders during the first quarter 2019 and expected that Tommy Bahama would be reordering on a monthly basis to replenish stock at all of its brick and mortar retail locations. In addition, Tommy Bahama intended to launch an aggressive e-commerce campaign commencing with email advertisements to its significant database of customers. Once the Stay-At-Home orders took effect, Tommy Bahama was required to close its retail stores for several months and further elected to delay any major e-commerce marketing initiatives due to their belief that consumers were primarily spending money on food and other necessities as opposed to engaging in significant discretionary spending during the Pandemic. It would have been reasonably expected that said actions by Tommy Bahama would have caused a significant delay in revenues to the Company. However, management saw an opportunity to remain consistent with its health and wellness brand strategy by expanding its offerings to face coverings and other products within the Personal Protective Equipment category.

Commencing in April 2020, Boomer Naturals began to offer for online retail sale at its website a variety of face coverings and sanitizers. During this period, Boomer Naturals was able to leverage their unique manufacturing capabilities and supply chain to quickly provide face coverings.  Boomer Naturals began running advertisements on television, radio and various digital platforms featuring face coverings. Due the demand for such items, e-commerce sales have grown to over 3,000 orders per day during the period ended July 31, 2020. This increased revenue stream replaced the anticipated revenue arising from the Tommy Bahama relationship. In addition, while the e-commerce PPE vertical continued to grow, Boomer Naturals began to receive interest in wholesale and retail purchases of face coverings and other protective equipment. Boomer Naturals is in the early-stages of growing a wholesale PPE division that includes sales to leading national retailers. While no assurance can be given regarding the performance of the Boomer Medical products division, the Company anticipates that this division will continue to generate an increase in revenues during the duration of the pandmeic to accompany the expected reemergence of the CB5 division upon Tommy Bahama retail stores reopening.

RESULTS OF OPERATIONS

Year Ended July 31, 2020 (Audited)
Compared to Year Ended July 31, 2019 (Audited):

	Year Ended July 31,

	2020		2019		Changes
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Net revenue	$11,472,571	100.0%	$67,675	100.0%	$11,404,896	100.0%
Cost of Goods Sold	3,888,175	33.9%	25,550	37.8%	3,862,625	33.9%
Gross profit	7,584,396	66.1%	42,125	62.2%	7,542,271	66.1%

Operating expenses:
Advertising and marketing	13,832,587	120.6%	110,201	162.8%	13,722,386	120.3%
General and administrative	3,854,396	33.6%	129,444	191.3%	3,724,952	32.7%
Payroll and payroll taxes	2,429,386	21.2%	135,069	199.6%	2,294,317	20.1%
Professional fees	1,974,360	17.2%	183,098	270.6%	1,791,262	15.7%
Research and development	17,024	0.1%	3,907	5.8%	13,117	0.1%
Depreciation and amortization	28,224	0.2%	-	0.0%	28,224	0.2%
Rent	624,882	5.4%	45,092	66.6%	579,790	5.1%
Total operating expenses	22,760,859	198.4%	606,811	896.7%	22,154,048	194.3%

Loss from operations	(15,176,463)	-132.3%	(564,686)	-834.4%	(14,611,777)	-128.1%

Other income (expense):
Interest expense	(2,942)	0.0%	(30,069)	-44.4%	27,127	0.2%
Interest expense - related party	(340,116)	-3.0%	-	0.0%	(340,116)	-3.0%
Other expense	(56,580)	-0.5%	-	0.0%	(56,580)	-0.5%
Other income	11,323	0.1%	-	0.0%	11,323	0.1%
Total other income (expense)	(388,315)	-3.4%	(30,069)	-44.4%	(358,246)	-3.1%

Loss before provision for income taxes	(15,564,778)	-135.7%	(594,755)	-878.8%	(14,970,023)	-131.3%

Provision for income taxes	-	0.0%	-	0.0%	-	0.0%

Net loss	$(15,564,778)	-135.7%	$(594,755)	-878.8%	$(14,970,023)	-131.3%

Revenue

Our revenue during the year ended July 31, 2020 was $11,472,571, coming from PPE products, sales, retail, and wholesale income from customers that purchased our CB5 wellness products, compared to $67,675 from these revenue sources for the same period one year ago. We expect the revenue we receive from PPE to increase meaningfully in the near future and expect CB5 wellness products to continue to grow from current levels.

Index
Cost of Goods Sold

Our Cost of Goods Sold (“COGS”) for sales of PPE and CB5 wellness products consists of the cost of acquiring and manufacturing the product to the customer. For the year ended July 31, 2020, our COGS associated with PPE products and CB5 wellness was $3,888,175. Most orders are delivered directly to the customer, without any handling, storage or processing by us. For the year ended July 31, 2019, our COGS associated with CB5 wellness was $25,500.

Operating Expenses

Overall, operating expenses increased for the year ended July 31, 2020, to the amount of $22,760,859 as compared to $606,811 for the same period ended 2019 as the Company ramped up operations.  The increase was primarily due to a strategic decision to increase advertising and marketing related to the initial launch of the Company’s PPE products.  The Company also increased its payroll for additional employees, general and administrative expense due to increased payroll and administrative expenses resulting from the Company’s growth.  We expect a decrease in advertising and marketing expenses during the first quarter of 2021.

Non-Operating Expenses

We incurred interest expense related to notes payable and lines of credit in the amount of $343,058 for the year ended July 31, 2020.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from through debt. We ended July 31, 2020 with $4,171,371 of cash compared with $152,667 as of July 31, 2019.

The following table summarizes our cash flows from operating, investing, and financing activities:

	Year Ended July 31,
	2020	2019
Net cash provided by (used in) operating activities	$(5,281,278)	$(473,805)
Net cash provided by (used in) investing activities	(224,865)	(77,528)
Net cash provided by (used in) financing activities	9,524,847	704,000
Net increase (decrease) in cash	$4,018,874	152,667

Operating Activities – For the year months ended July 31, 2020 and 2019, net cash used in operating activities was $5,281,278 and $473,805, respectively, primarily due to loss of $15,564,778 for the year ended July 31, 2020.

Investing Activities – Cash used in investing activities primarily consisted of purchases of property and equipment.

Financing Activities – Net cash provided by or used in financing activities primarily consisted of net borrowings from notes payable and lines of credit of $9,771,985 for the year ended July 31, 2020 and $74,000 for the year ended July 31, 2019 and issuances of common stock of $3,661,343 for the year ended July 31, 2020.

Index
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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectability is reasonably assured, and delivery has occurred or services have been rendered. The Company offers the CB5 proprietary formula various channels, e-commerce, and brick and mortar retail.

The Company includes shipping and handling costs in cost of sales. Amounts billed for shipping and handling are included with revenues in the statement of operation.

The Company recognizes an allowance for estimated future sales returns in the period revenue is recorded, based on pending returns and historical return data, among other factors. Management did not believe any allowance for sales returns was required at July 31, 2020.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense amounted to $13,832,587 and $110,201 for the fiscal years ended July 31, 2020 and 2019, respectively. The increase was primarily due to a strategic decision to increase advertising related to the initial launch of PPE products during the fourth quarter of fiscal 2020.

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

Year ended July 31, 2020.

Revenue

During the year ended July 31, 2020, our revenues were $11,472,571. During the year ended July 31, 2020, the cost of revenue was $3,888,175.

Operating Expenses

During the year ended July 31, 2020, we incurred $3,854,396 in general and administrative expenses and $13,832,587 of marketing expenses. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the year ended July 31, 2020 was $15,564,778.

Index
PLAN OF OPERATION AND FUNDING

Based on our current rate of expenditures and anticipated changes, we have estimated a total cash expenditure budget of approximately $65 million for the next 12 months, of which approximately $29 million is expected to be expended towards advertising, marketing and sales, $1 million is expected to be expended toward product development and approximately $35 million is budgeted for working capital and general and administrative expenses.

We expect that working capital requirements will continue to be funded through a combination of increased sales, both online and wholesale, our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business. Historically, we have financed our operations through private sales of equity securities and, in part, through sales of our products. We believe that our cash flow from operating activities and the sale of equity securities will be sufficient to meet our capital requirements for at least the next 12 months.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8.	Financial Statements and Supplementary Data.

The information required by Item 8 appears after the signature page to this report.

Index
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Effective February 27, 2020, Zia Masood Kiani & Co. (“ZMK”) was dismissed as the independent registered public accounting firm of Boomer Holdings Inc., formerly knows an Remaro Group Corp. (the “Company”). The Company’s Board of Directors approved the dismissal of ZMK.

ZMK’s reports on the Company’s financial statements for the year ended July 31, 2019, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended July 31, 2019 and through February 27, 2020, there were no disagreements with ZMK on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of ZMK, would have caused it to make reference thereto in connection with its reports on the financial statements for such years.  During the year ended July 31, 2019, and through February 27, 2020, there were no matters that were either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

On February 28 2020, the Company’s Board of Directors, acting in the capacity of an audit committee, engaged Benjamin & Ko (“B&K”) as the Company’s new independent registered public accounting firm to act as the principal accountant to audit the Company’s financial statements.  During the Company’s fiscal years ended July 31, 2019 and 2018, and through February 28, 2020, neither the Company, nor anyone acting on its behalf, consulted with B&K regarding the application of accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided that B&K  concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

Item 9A	Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company had no audit committee. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year period ended July 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Effective October 5, 2020, the Company issued approximately 15,831,000 shares of common stock to various shareholders for subscriptions, services, conversions of outstanding securities and other consideration.

On July 29, 2020, the Company issued approximately 2,983,416 shares of common stock to various shareholders for subscriptions, services, conversions of outstanding securities and other consideration.

In connection with each of the preceding unregistered sales and issuances of securities, the Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder for transactions not involving a public offering.

Index
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became a director or executive officer. Each executive officer holds the office until he/she resigns, is removed by the Board or his/her successor is appointed by the Board upon appropriate due diligence. Directors are elected biannually by our stockholders at the annual meeting. Each director holds his/her office until the successor is elected and qualified or his/her earlier resignation or removal.

The following persons are the directors and executive officers of our company:

Name	Age	Position
Michael Quaid	58	Chief Executive Officer, Director
Daniel Capri	70	President, Chairman
Giang Thi Hoang	42	Director

Our directors hold office until their successors are elected and qualified, or until their deaths, resignations or removals. Our officers hold office at the pleasure of our board of directors, or until their deaths, resignations or removals.

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their principal occupations and employment during the period, and the name and principal business of the organization in which such occupations or employment were carried on.

Michael Quaid, Chief Executive Officer. Michael Quaid has served as the Chief Executive Officer of Boomer Naturals since its formation in August 2019, following a brief retirement. Prior to joining Boomer Naturals and from January 2013 to December 2018, Mr. Quaid was the majority owner and Managing Director of Typhoon FX trading platforms. Previously from January 1995 until January 2008, Mr. Quaid was Managing Partner at KCCO II Trading. From 1991-1995 Mr. Quaid was head of European Derivatives for S.G. Warburg & Co. in London. Prior to these roles Mr. Quaid held financial engineering positions at Itel Corporation and started his career as an auditor with Arthur Young & Co. Mr. Quaid holds an MBA from the Kellogg School of Business, Northwestern University and a Bachelor of Science degree from Millikin University.

Daniel Capri, Director, President, Treasurer and Secretary. Mr. Capri has served as the President of Boomer Naturals, Inc. since June 2019. Simultaneously therewith and from June 2019, Mr. Capri has also served as the Managing Member of Internet Business Consultants of Nevada (IBC), an ecommerce advisory, a company located in Las Vegas, Nevada. Mr. Capri was part of the founding team at Xyience, a leading supplement and energy drink company. Mr. Capri has been the owner and Founder of Whale Sports, a sports advisory service since its inception in March 2017, helping to grow sales from zero to over a million dollars in revenue in its first year. Prior thereto and from April 2015 to March 2017, Mr. Capri was retired.

Giang Thi Hoang, Director. joined the Company in 2019 after taking time off to raise her son. Prior thereto Ms. Hoang held executive marketing positions at Vietnam Export Import Bank in Viet Nam from 2000-2015. Ms. Hoang earned B.S. in Economics and Social Science from University of Ho Chi Minh City.

Index
Our directors are elected for a term of one year and serve until such director’s successor is duly elected and qualified. Each executive officer serves at the pleasure of the Board.

The Company has no nominating, audit or compensation committees at this time.

Audit Committee and Financial Expert; Committees

The Company does not have an audit committee. We are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors.

The Company has no nominating or compensation committees at this time. The entire Board participates in the nomination and audit oversight processes and considers executive and director compensation. Given the size of the Company and its stage of development, the entire Board is involved in such decision making processes. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

None of our directors and officers have been affiliated with any company that has filed for bankruptcy within the last ten years. We are not aware of any proceedings to which any of our officer or director, or any associate of such officer or director, is a party adverse to us or any of our or has a material interest adverse to us or any of our subsidiaries.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

Family Relationships

There are no familial relationships among any of our officers or directors. None of our directors or officers is a director in any other reporting companies except as disclosed. The Company is not aware of any proceedings to which any of the Company‚ officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Limitation of Our Director’s Liability

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of her position, if she acted in good faith and in a manner she reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which she is to be indemnified, we must indemnify her against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Index
These provisions do not affect any liability any director may have under federal and state securities laws.

Code of Ethics

The Company has adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term “Code of Ethics” means written standards that are reasonably designed to deter wrongdoing and to promote: Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the SEC and in other public communications made by the Company; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and, accountability for adherence to the code. A copy of the Code of Ethics can be found as Exhibit 14 to this Form 10-K.

Item 11.	Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers and directors for all services rendered in all capacities to us since the beginning of their appointment until the date of the offering statement to which this offering circular relates. We refer to these individuals as our “named executive officers.” We do not have a compensation committee and compensation for our directors and officers is determined by our board of directors.

Name and Principal Position	Year	Salary	Bonus ($)	Stock Award(s) ($)	Option Awards (#)	All Other Compensation ($)	Total ($)
Daniel Capri, Chairman, President(1)	2020	$48,000	$—	$—	—	$—	$48,000
	2019	$48,000	$—	$—	—	—	$48,000
Thomas Ziemann, Director, COO(2)	2020	$60,000	$—	$—	—	$—	$60,000
	2019	60,000	—	—	—	$—	$60,000
Michael Quaid, Director, CEO	2020	$60,000	$—	$—	—	$—	$60,000
	2019	$60,000	$—	$—	—	$—	$60,000

(1)	Mr. Capri has agreed to temporarily defer his salary.
(2)	Mr. Ziemann resigned effective September 4, 2020.

Employment Agreements

Each of Daniel Capri, Michael Quaid and Thomas Ziemann executed employment agreements with the Company on January 16, 2020 (the “Agreements”). The term for each of the Agreements is three years. Each of the officers shall receive 500,000 shares of the Company’s common stock and salary in the following amounts (i) $4,000 per month during the first ninety (90) days of the Agreements; (ii) an increase to $10,000 per month during any month in which the Company’s sales reach One Million Dollars ($1,000,000 or (iii) an increase to a total of $15,000 per month during any month in which the Company’s sales reach $3,000,000 per month. In addition, the executives are eligible for annual bonuses shall be paid as determined by the Board of Directors of Employer. Any of the executives may terminate the Agreement on ninety (90) days written notice and the Company may terminate the Agreement: (i) without advance notice if the executive is found guilty in a court of law of a felony or agreeing to a felony plea; (ii) if the executive breaches any of the provisions of the Agreement and the breach is not cured within 30 days written notice; and (iii) executive becomes disabled and cannot perform his duties hereunder and said disability continues for a period of twelve (12) consecutive months. The executives are eligible for benefits upon the establishment by the Company of a benefit plan. The Agreements also provide customary provisions or reimbursement, non-disclosure, confidentiality and other terms.

Index
On September 4, 2020, Boomer Holdings, Inc. (the “Company”) entered into a new employment agreement (the “Agreement”) with Mr. Quaid, pursuant to which Mr. Quaid will continue to serve as the Company’s Chief Executive Officer until September 4, 2025 (or such earlier date upon which Mr. Quaid’s employment may be terminated in accordance with the terms of the Agreement). Pursuant to the terms of the Agreement, which replaced and superseded Mr. Quaid’s prior employment agreement, Mr. Quaid shall receive compensation of Twenty Thousand Dollars ($20,000) per month and if the Company’s gross revenues exceed Ten Million Dollars ($10,000,000), then such monthly compensation shall be increased to Forty Thousand Dollars ($40,000) following the fourth month thereafter. In addition, Mr. Quaid received a grant of 6,500,000 shares of the company’s common stock and shall be reimbursed for out of pocket expenses incurred connection with the performance of his duties. The Agreement also contains customary covenants regarding confidentiality, non-disclosure, non-competition, non-solicitation, non-disparagement, and proprietary rights. A copy of the Agreement is filed as Exhibit 10.1 to this report and incorporated herein by reference.

Outstanding Equity Awards

There are no outstanding equity awards made to any named executive officer that were outstanding at November 6, 2020.

Compensation of Directors

Our directors do not receive a fee for serving as directors of the Company.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with its executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists the number of shares of Common Stock of our Company as of October 5 2020, that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within sixty (60) days. Under the rules of the SEC, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he/she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Except as indicated in the footnotes below, the address of the persons or groups named below is c/o Boomer Holdings Inc., 8670 W Cheyenne Avenue, #120, Las Vegas Nevada 89129.

Index
Shareholder(1)	Beneficial Ownership	Percent of Class(2)
Michael Quaid, Director, Chief Executive Officer,	13,500,000	8.7%
Daniel Capri, Chairman, President(3)	34,000,000	21.9%
Giang Thi Hoang, Director(4)	11,940,001	7.7%
All Officers and Directors as a Group (4 persons)	59,440,001	38.3%

(1)	The address for all officers, directors and beneficial owners is 8670 W Cheyenne Avenue, #120, Las Vegas Nevada 89129.

(2)	Based upon 155,044,311 shares of Common Stock outstanding.

(3).
Represents 7,000,000 shares of Common Stock held by Mr. Capri individually, 9,000,000 shares of Common Stock held by Nettech Holdings, 7,000,000 shares of Common Stock held by IBC of Nevada, Inc., 6,000,000 shares held by Reminders from Heaven LLC and 5,000,000 shares held by Whale Sports, over which Mr. Capri holds voting and dispositive control.

(4)	Includes 7,940,001 shares held by GTH Holdings LLC over which Ms. Hoang holds voting and dispositive control.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

As of July 31, 2020, the Company had the following related party transactions.

On April 9, 2020 the Company’s wholly-owned subsidiary Boomer Naturals, Inc. entered into an Exclusive Distributorship Agreement with PhamVan Trading Co., Ltd. (the “Supplier”).  Pursuant to the agreement, the Company is the exclusive distributor of the supplier’s products in the United States.  The agreement focuses on face coverings gloves, and gowns. provided the Company orders at least $3 million of inventory per year. The Supplier in turn has exclusive manufacturing agreements with certain manufacturers provide that the manufacturers will not sell these items to any other U.S. based customer provided that the Supplier orders an annual minimum of 1,500,000 masks from one manufacture and 750,000 masks from a second manufacturer, respectively. If the minimum amounts are not met, the agreements become non-exclusive for the U.S. market.  Giang Thi Hoang, a member of the Company’s board of directors and holder of approximately 7.7% of the Company’s Common Stock, holds a minority equity position in the Supplier which is controlled by her sister and brother-in-law.  At the time the Company entered into the agreement with the Supplier, Ms. Hoang was not yet a member of the board of directors.

On July 1, 2019, the Company entered into a line of credit agreement in the amount of $300,000 with Daniel Capri, the owner and founder of Whale Sports and President of the Company. The maturity date of the line of credit is June 30, 2021.

On July 1, 2019, the Company entered into a line of credit agreement in the amount of $150,000 with Giang Thi Hoang, a director and shareholder of the Company. The maturity date of the line of credit is June 30, 2021.

On July 1, 2019, the Company entered into a line of credit agreement in the amount of $300,000 with Michael Quaid, Chief Executive Officer of the Company. The maturity date of the line of credit is June 30, 2021.

On July 1, 2019, the Company entered into a line of credit agreement in the amount of $89,000 with NetTech Investments owned by Daniel Capri, the Company’s President.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of our financial statements for the fiscal year ended July 31, 2020 were $164,000 as compared to $8,134 for the fiscal year ended July 31, 2019.

* Since February 28, 2020, the Company engaged Benjamin & Ko as its independent registered accounting firm.  (“B&K”).

Audit-Related Fees

We did not incur any audit related fees during the fiscal years ended July 31, 2020 or 2019.

Description of Services	Amount

Audit fee for fiscal year 2020 (*)	$80,000
Audit fee - reverse merger (**)	45,000
Quarterly reviews for year-ending July 31, 2020	32,000
Others (***)	7,000

Total	$164,000

*	Includes year-end July 31, 2020 audit
**	Stub period and audit related to reverse merger
***	Includes consent fees

Tax Fees

Our principal independent registered public accounting firms did not perform any tax related services for us during the fiscal years ended July 31, 2020 or 2019.

All Other Fees

Our independent registered public accounting firm did not perform any other services for us during the fiscal years ended July 31, 2020 or 2019.  We have not adopted audit committee pre-approval policies and procedures.

Index
PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 16, 2020).

3.2	By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on December 9, 2016).

10.1	Agreement and Plan of Share Exchange (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2020)

10.2	Trademark License Agreement between Tommy Bahama Group, Inc. and Boomer Naturals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 16, 2020)

10.3
Lease between Boomer Natural Wellness, Inc. and Ali Forootan LLC dated June 26, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed on April 24, 2020)

10.4	Employment Agreement with Michael Quaid (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed on April 24, 2020)

10.5	Employment Agreement with Daniel Capri (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed on April 24, 2020)

10.6	Employment Agreement with Thomas Ziemann (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed on April 24, 2020)

10.7
Promissory Note from Boomer Naturals, Inc. in the amount of $300,000 in favor of Michael Quaid dated July 1, 2019 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed on June 10, 2020)

Index
10.8
Promissory Note from Boomer Naturals, Inc. in the amount of $600,000 in favor of Net Tech Investments LLC dated July 1, 2019  (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A filed on June 10, 2020)

10.9
Promissory Note from Boomer Naturals, Inc. in the amount of $60,000 in favor of Debra Ziemann dated July 1, 2019  (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A filed on June 10, 2020)

10.10
Promissory Note from Boomer Naturals, Inc. the amount of $150,000 in favor of Giang Hoang dated July 1, 2019  (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A filed on June 10, 2020)

10.11
Promissory Note from Boomer Naturals, Inc. in the amount of $300,000 in favor of Whale Sports LLC dated July 1, 2019  (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A filed on June 10, 2020)

10.12
Exclusive Distributorship Agreement between Boomer Naturals, Inc. and PhamVan Trading Co., Ltd. Dated April 9, 2020  (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed on August 5, 2020)

10.13	Amended Employment Agreement with Michael R. Quaid dated September 4, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 4, 2020)

14	Code of Ethics

21.1	Subsidiaries of the Registrant

31.1	CEO certification required under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO certification required under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO certification required under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO certification required under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6 2020

BOOMER HOLDINGS, INC.

By:	/s/ Michael R. Quaid
Michael R. Quaid
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel Capri
Daniel Capri
President, Treasurer, Chairman
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael R. Quaid	Chief Executive Officer, Director	November 6 2020
Michael R. Quaid

/s/ Daniel Capri	President, Treasurer, Chairman	November 6 2020
Daniel Capri

/s/ Giang Thi Hoang	Director	November 6 2020
Giang Thi Hoang

Index
BOOMER HOLDINGS, INC.

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Boomer Holdings, Inc. and Subsidiary

Report on the Consolidated Financial Statements

We have audited the accompanying consolidated financial statements of Boomer Holdings, Inc. (the “Company”) and Subsidiary (the “Company”), which comprise the consolidated balance sheets as of July 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended July 31, 2020 and 2019.

Management’s Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended July 31, 2020 and 2019 in accordance with accounting principles generally accepted in the United States of America.

Santa Ana, CA
November 6, 2020
We have served as the Company’s auditor since 2019

Index
BOOMER HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

For the year ended July 31,	2020	2019

ASSETS

Current Assets:
Cash	$4,171,371	$152,667
Accounts receivables, net of allowance for bad debt of $0 and $0, respectively	3,006,952	-
Accounts receivables - related parties	3,401	-
Inventories, net	3,559,936	53,724
Other current assets	294,826	1,934
Loans receivables - related parties	50,585	1,600
Total current assets	11,087,071	209,925

Non-current Assets:
Property and equipment, net	223,583	75,928
Operating lease asset	1,065,087	-
Total non-current assets	1,288,670	75,928

Total assets	$12,375,741	$285,853

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$8,899,200	$159,870
Accounts payable - related party	713,836	-
Other current liabilities	407,504	16,738
Accrued interest	106,525	-
Unearned revenue	7,049,264	-
Lines of credit from financial institutions	2,224,863	-
Lines of credit from related parties	1,013,625	110,000
Current portion of convertible note payables - related parties	1,580,375	-
Current portion of note payables	1,802	-
Current portion of operating lease liabilities	131,607	-

Total current liabilities	22,128,601	286,608
Operating lease liabilities, net of current portion	998,491	-
Note payables, net of current portion	506,699	-
Note payables - related party	-	74,000
Convertible note payables - related parties, net of current portion	720,140	-

Total liabilities	24,353,931	360,608

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.001 par value; 200,0000,000 shares authorized, 136,229,895 and 136,229,895 shares issued and outstanding, respectively	138,925	520
Additional paid in capital	4,042,418	519,480
Accumulated deficit	(16,159,533)	(594,755)
Total stockholders’ deficit	(11,978,190)	(74,755)

Total liabilities and stockholder’s deficit	$12,375,741	$285,853

The accompanying notes are an integral part of these condensed financial statements.

Index
BOOMER HOLDINGS, INC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended July 31,
	2020	2019

Net revenue	$11,472,571	$67,675

Cost of goods sold	3,888,175	25,550

Gross profit	7,584,396	42,125

Operating expenses:
Advertising and marketing	13,832,587	110,201
General and administrative	3,854,396	129,444
Payroll and payroll taxes	2,429,386	135,069
Professional fees	1,974,360	183,098
Research and development	17,024	3,907
Depreciation and amortization	28,224	-
Rent	624,882	45,092
Total operating expenses	22,760,859	606,811

Loss from operations	(15,176,463)	(564,686)

Other income (expense):
Interest expense	(2,942)	(30,069)
Interest expense - related party	(340,116)	-
Other expense	(56,580)	-
Other income	11,323	-
Total other expense, net	(388,315)	(30,069)

Loss before provision for income taxes	(15,564,778)	(594,755)

Income tax provision	-	-

Net loss	$(15,564,778)	$(594,755)

Earnings (loss) per share:
Basic and diluted	$(0.12)	$(0.12)

Weighted average number of common shares outstanding:
Basic and diluted	124,600,609	4,821,429

The accompanying notes are an integral part of these condensed financial statements.

Index
BOOMER HOLDINGS, INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances - July 31, 2019	30,000	$520	$519,480	$(594,755)	$(74,755)

Issuance of stock	136,199,895	138,405	3,522,938	-	3,661,343

Net loss	-	-	-	(15,564,778)	(15,564,778)

Balances - July 31, 2020	136,229,895	$138,925	$4,042,418	$(16,159,533)	$(11,978,190)

Index
BOOMER HOLDINGS, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended July 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(15,564,778)	$(594,755)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	28,224	-
Noncash lease expense	65,011	-

Changes in assets and liabilities:
Accounts receivables, net	(3,006,952)	-
Accounts receivables, net - related parties	(3,401)	-
Other current assets	(292,892)	(1,934)
Inventories, net	(3,506,212)	(53,724)
Accounts payable	8,739,331	159,870
Accounts payable - related party	713,836	-
Other current liabilities	106,525	-
Accrued interest	390,766	16,738
Unearned revenue	7,049,264	-
Net cash used in operating activities	(5,281,278)	(473,805)

Cash flows from investing activities:
Purchases of property and equipment	(175,879)	(75,928)
Loans made to related parties	(822,119)	(1,600)
Payment received from loans made to related parties	773,133	-
Net cash used in investing activities	(224,865)	(77,528)

Cash flows from financing activities:
Borrowing on lines of credit from financial institutions	2,967,528	-
Repayment on lines of credit from financial institutions	(742,665)	-
Borrowing on lines of credit, related parties	2,221,363	110,000
Repayment on lines of credit, related parties	(1,317,738)	-
Borrowing on convertible note payables, related parties	2,351,765	-
Repayment on convertible note payables, related parties	(51,250)	-
Borrowing on note payable	2,166,929	-
Repayment on note payable	(1,658,428)	-
Borrowing on note payable, related parties	64,400	74,000
Repayment on note payable, related parties	(138,400)	-
Proceeds from issuance of common stock	3,661,343	520,000
Net cash provided by financing activities	9,524,847	704,000

Net increase in cash	4,018,704	152,667

Cash – beginning of period	152,667	-

Cash – end of period	$4,171,371	$152,667

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$236,533	$-
Income taxes	$800	$-

Index
1.	NATURE OF OPERATIONS

Boomer Naturals Inc., a wholly owned subsidiary of Boomer Holdings Inc. (the “Company”) was incorporated in July 2019 and is headquartered in Las Vegas, Nevada. The Company engages in the development and sale of the proprietary CB5 wellness formula in the United States of America and internationally. Additionally, the Company engages in the sale of Personal Protective Equipment (PPE) through various distribution methods. The majority of the Company’s sales related to the sale of PPE in Q4; whereas, CB5 products were the primary product offerings in Q1 through Q3 of fiscal year ending July 31, 2020.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectability is reasonably assured, and delivery has occurred or services have been rendered. The Company offers the PPE and CB5 products through various channels: e-commerce, wholesale, and brick and mortar retail.

The Company includes shipping and handling in the selling, general and administrative (SGA) section of the income statement. Amounts billed for shipping and handling (when applicable) are included with revenues in the statement of operation.

The Company recognizes an allowance for estimated future sales returns in the period revenue is recorded, based on pending returns and historical return data, among other factors. Management did not believe any allowance for sales returns was required at July 31, 2020.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense amounted to $13,832,587 for the period August 1, 2019 to July 31, 2020.

Index
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

Cash and Cash Equivalents

The Company considers all deposits with financial institutions and all highly liquid investments with original maturities of three months or less to be cash equivalents. There was $4,171,371 in cash equivalents at July 31, 2020.

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

As of July 31, 2020, the Company was not aware of any events or changes in circumstances that would indicate that the long-lived assets are impaired.

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

Index
Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs include management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  The inputs are unobservable in the market and significant to the instrument’s valuation.

As of July 31, 2020, the Company believes that the carrying value of cash, account receivables, accounts payable, accrued expenses, and other current assets and liabilities approximate fair value due to the short maturity of theses financial instruments. The financial statements do not include any financial instruments at fair value on a recurring or non-recurring basis.

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

The Company has adopted ASC 740-10-25, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25 for the year ended July 31, 2020.

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

The majority, approximately 90%, of the Company’s revenues were derived from the sale of PPE through various distribution channels with a much smaller percentage (approximately 10%) being derived through the sale of the proprietary CB5 formula and related products. The Company’s principal market in 2020 was the United States, but the Company plans to expand internationally in 2021. The Company maintains its cash and cash equivalents with various credit institutions. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, deposits of up to $250,000 at FDIC-insured institutions are covered by FDIC insurance. At times, deposits may be in excess of the FDIC insurance limit; however, management does not believe the Company is exposed to any significant related credit risk.

Index
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

The adoption of ASC 842 resulted in recording an adjustment to operating lease right of use assets and operating lease liabilities of $1,065,087 million and $1,130,098 million, respectively as of July 31, 2020. The difference between the operating lease ROU assets and operating lease liabilities at transition represented tenant improvements, and indirect costs that was derecognized. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

Recent accounting pronouncement not yet effective

FASB ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal year beginning after December 15, 2019, including interim periods within those fiscal year beginning after December 15, 2020.  We are currently evaluating the potential impact this standard will have on our financial statements and related disclosures.

FASB ASU 2016-15 “Statement of Cash Flows (Topic 230)” – In August 2016, the FASB issued 2016-15.  Stakeholders indicated that there is a diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  This ASU is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal year beginning after December 15, 2019.  Early adoption is permitted.  Adoption of this ASU will not have a significant impact on our statement of cash flows.

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

This ASU is effective for annual reporting periods beginning after December 15, 2018, and interim periods beginning after December 15, 2019. We are currently assessing the potential impact this standard will have on our financial statements and related disclosures.

Index
3.	INVENTORIES, NET

Inventories primarily consisted of finished goods in the amount of $3,559,936 and $53,724 as of July 31, 2020 and 2019, respectively

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

For the year ended July 31,	2020	2019

Furniture and Equipment	$46,134	$35,838
Leasehold Improvement	130,001	-
Computer	75,672	40,090

Total property and equipment	251,807	75,928
Less-accumulated depreciation and amortization	(28,224)	-

Total property and equipment, net	$223,583	75,928

Depreciation and amortization expense on property and equipment amounted to $28,224 for the period August 1, 2019 to July 31, 2020.

5.	ACCOUNTS PAYABLE – RELATED PARTY

On April 9, 2020, the Company entered into an Exclusive Distributorship Agreement with PhamVan Trading Co., Ltd. (the “Supplier”). Pursuant to the agreement, the Company is the exclusive distributor of the supplier’s PPE products in the United States. The Supplier in turn has exclusive manufacturing agreements with certain manufacturers provide that the manufacturers will not sell these items to any other U.S. based customer provided that the Supplier orders an annual minimum of 1,500,000 masks from one manufacture and 750,000 masks from a second manufacturer, respectively. If the minimum amounts are not met, the agreements become non-exclusive for the U.S. market. Giang Thi Hoang, a member of the Company’s board of directors and holder of approximately 7.7% of the Company’s Common Stock and holds a minority equity position in the Supplier which is controlled by her sister and brother-in-law. At the time the Company entered into the agreement with the Supplier, Ms. Hoang was not yet a member of the board of directors.

The Company purchased approximately $4,240,940 of inventory for the year ended July 31, 2020. The Company had accounts payable to related party in the amount of $713,836 and $0 as of July 31, 2020 and 2019, respectively.

6.	LINES OF CREDIT FROM FINANCIAL INSTITUTIONS

Lines of credit from financial institutions consisted of the following:

For the years ended July 31,	2020	2019

June 2020 ($60,000 line of credit) - Line of credit with maturity date of June 23, 2021 with with non-bearing interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$137,352	$-
July 2020 ($60,000 line of credit) - Line of credit with maturity date of July 28, 2021 with with non-bearing interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	1,156,196	-
July 2020 ($979,300 line of credit) - Line of credit with maturity date of November 23, 2020 with non-bearing interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	931,315	-

Total lines of credit from financial institutions	$2,224,863	$-

	-	-
The following table represents the future minimum payments as of July 31, 2020.

Years ended July 31,	Amount

2021	$2,224,863
2022	-
2023	-
2024	-
2025	-
Thereafter	-

Total	$2,224,863

Index
7.	LINES OF CREDIT FROM RELATED PARTIES

Line of credit related parties consist of the following:

For the years ended July 31,	2020	2019

July 2019 ($300,000 line of credit) - Line of credit with maturity date of June 30, 2021 with 6% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$947,500	$50,000
July 2019 ($66,125 line of credit) - Line of credit with maturity date of July 29, 2029 with 6% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	66,125	60,000

Total lines of credit, net of short term portion	$1,013,625	$110,000

	-	-
The following table represents the future minimum payments as of July 31, 2020.

Years ended July 31,	Amount

2021	$1,013,625
2022	-
2023	-
2024	-
2025	-
Thereafter	-

Total	$1,013,625

Index
8.	NOTES PAYABLE

Notes payable consisted of the following:

Non-related parties

For the years ended July 31,	2020	2019

August 2019 ($5,980 note payable) - Note payable with maturity date of December 1, 2020 with 8.25% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$1,801	$-
April 2020 ($159,000 note payable) - US Small Business note payable with maturity date of April 15, 2050 with 3.75% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	159,000	-
April 2020 ($347,700 note payable) - Paycheck Protection Program payable with maturity date of December 31, 2020 with 1% interest per annum with unpaid principal balance and accrued interest payable on the maturity date. If loan is not forgiven.	347,700	-

Total notes payable	$508,501	$-

Less: current portion	(1,802)	-

Total note payables - related parties, net of current portion	$506,699	$-

Years ended July 31,	Amount

2021	$353,000
2022	5,300
2023	5,300
2024	5,300
2025	5,300
Thereafter	132,499

Total	$506,699

Index
9. NOTE PAYABLES - RELATED PARTY

For the years ended July 31,	2020	2019

July 2019 ($74,000 notes payable) - Notes payable with maturity date of June 30, 2021 with 6% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$-	$74,000

Total note payables - related party	$-	$74,000

Index
10.	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

For the years ended July 31,	2020	2019

January 2020 ($250,000 convertible note payable) - Convertible payable with maturity date of January 4, 2021 with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$260,070	$-
January 2020 ($250,000 convertible note payable) - Convertible payable with maturity date of January 4, 2021 with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	260,070	-
January 2020 ($100,000 convertible note payable) - Convertible payable with maturity date of January 4, 2021 with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	105,375	-
January 2019 ($100,000 convertible note payable) - Convertible payable with maturity date of January 6, 2021 with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	25,000	-
February 2020 ($500,000 convertible note payable) - Convertible payable with maturity date of February 24, 2021 with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	500,000	-
February 2019 ($500,000 convertible note payable) - Convertible payable with maturity date of February 24, 2021 with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	500,000	-
February 2020 ($50,000 convertible note payable) - Convertible payable with maturity date of May 9, 2020 with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	100,000	-
September 2019 ($200,000 convertible note payable) - Convertible payable with maturity date of September 14, 2021 with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	200,000	-
June 2020 ($50,000 convertible note payable) - Convertible payable with maturity date of June 10, 2021 with 25% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	50,000
September 2019 ($300,000 convertible note payable) - Convertible payable with maturity date of December 14, 2021 with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	300,000	-

Total notes payable	$2,300,515	$-

Less: current portion	(1,580,375)	-

Total notes payable - long portion	$720,140	$-

Years ended July 31,	Amount

2021	$703,474
2022	16,666
2023	-
2024	-
2025	-
Thereafter	-

Total	$720,140

Index
11.	UNEARNED REVENUE

The Company had $7,049,263 in unearned revenue as of July 31, 2020.  This amount was  comprised of a large $5.373M customer deposit for an order that was fulfilled subsequent to the year end and approximately $1.676M in customer orders that were shipped FOB Destination and had not been delivered as of July 31, 2020.  This revenue was recognized by the Company subsequent to the year end.

12.	EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted net income per common share:

For the year ended July 31, 2020	Amount

Net loss	$(15,564,778)
Dividends	—
Stock option	—

Adjusted net income (loss) attribution to stockholders	$(15,564,778)

Weighted-average shares of common stock outstanding
Basic and Diluted	124,600,609

Net income (loss) attribute to shareholders per share
Basic and Diluted	$(0.12)

Index
13.	INCOME TAX PROVISION

The Company did not have material income tax provision (benefit) because of net loss and valuation allowances against deferred income tax provision for the year ended July 31, 2020.

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

Description	July 31, 2020	July 31, 2019

Statutory federal rate	21%	21%

State income taxes net of federal income tax benefit and others	0%	0%
Permanent differences for tax purposes and others	0%	0%
Change in valuation allowance	-21%	-21%

Effective tax rate	0%	0%

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

The components of deferred tax assets and liabilities are as follows:

Deferred tax assets	July 31, 2020	July 31, 2019

Deferred tax assets:
Net operating loss	$(3,268,603)	$(47,894)
Other temporary differences	-	-

Total deferred tax assets	(3,268,603)	(47,894)
Less - valuation allowance	3,268,063	47,894

Total deferred tax assets	-	-

At July 31, 2020, the Company had available net operating loss carryovers of approximately $15,564,778. Per the Tax Cuts and Jobs Act (TCJA) implemented in 2018, the two-year carryback provision was removed and now allows for an indefinite carryforward period. The carryforwards are limited to 80% of each subsequent year’s net income. As a result, net operating loss may be applied against future taxable income and expires at various dates subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.

The Company files income tax returns in the U.S. federal jurisdiction and Nevada and is subject to income tax examinations by federal tax authorities for tax year ended 2019 and later and by not subject to Nevada authorities for tax year ended 2019 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of July 31, 2020, the Company has no accrued interest or penalties related to uncertain tax positions.

At year ending July 31, 2020, the Company had cumulative net operating loss carryforwards for federal tax purposes of approximately $115,564,778. In addition, the Company had state tax net operating loss carryforwards of approximately $0. The carryforwards may be applied against future taxable income and expires at various dates subject to certain limitations.

Index
14.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company entered into the following operating facility lases:

•
Cheyenne Fairways – On July 25, 2019, the Company entered into an operating facility lease for its corporate office located in Las Vegas with 84 months term and with option to extend from 2 years to 5 years at the market rate. The lease started on September 1, 2019 and expires on August 31, 2026.

•	Cheyenne Technology Center – On September 16, 2019, the Company entered into an operating facility lease for its retail and warehouse located in Las Vegas for 37 months expiring on November 31, 2022.

Index
For operating leases, we calculated right of use assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the incremental borrowing rate. The adoption of ASC 842 resulted in recording an adjustment to operating lease right of use assets and operating lease liabilities of $1,065,087 million and $1,130,098 million as of July 31, 2020. The difference between the operating lease ROU assets and operating lease liabilities at transition represented existing deferred rent expenses and tenant improvements, and indirect costs that was derecognized. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

14.	COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases (continued)

In accordance with ASC 842, the components of lease expense were as follows:

For the year ended July 31, 2020	Fairways	Technology Center	Total

Operating lease expense	$60,878	$4,133	$65,011

Total lease expense	$60,878	$4,133	$65,011

In accordance with ASC 842, maturities and operating lease liabilities as of July 31, 2020 were as follows:

Year ended July 31,	Fairways	Technology Center	Total

Undiscounted cash flows:
2021	$231,441	$29,971	$261,412
2022	235,520	31,169	266,689
2023	242,077	10,596	252,673
2024	248,635	-	248,635
2025	255,192	-	255,192
Thereafter	285,793	-	285,793
Total undiscounted cash flows	1,498,658	71,736	1,570,394

Discounted cash flows:
Lease liabilities - current	107,093	24,514	131,607
Lease liabilities - long-term	958,542	39,949	998,491
Total discounted cash flows	1,065,635	64,463	1,130,098

Difference between undiscounted and discounted cash flows	$433,023	$7,273	$440,296

Index
14.	COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases (continued)

In accordance with ASC 842, future minimum lease payments as of July 31, 2020 were as follows:

Year ended July 31,	Fairways	Technology Center	Total

Minimum lease payments
2021	$196,605	$26,574	$223,179
2022	177,477	25,017	202,494
2023	161,860	7,957	169,817
2024	147,534	-	147,534
2025	134,383	-	134,383
Thereafter	132,904	-	132,904

Present values of minimum lease payments	$950,763	$59,548	1,010,311

Contingencies

The Company is subject to various legal proceedings from time to time as part of its business. As of July 31, 2020, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition and results of operations.

15.	SUBSEQUENT EVENTS

During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the year ended July 31, 2020 other than the following:

On October 16, 2020, the Company executed a 10% Convertible Promissory Note in the principal amount of $262,500 with gross proceeds of $250,000 (the “Note”) in a private placement to an accredited investor (the “Holder”).  The Company consummated the offering of the Note on October 19, 2020.  The Note matures on April 14, 2021 and bears guaranteed interest at the rate of 10%.  The Note is convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) on any date after issuance at a 30% discount to the lowest volume weighted average price of the Common Stock during the 15 trading days prior to the date of a conversion notice.  Such conversion is subject to certain additional terms and conditions, including a waivable limitation on the Holder’s ability to convert the Note into an amount of Common Stock that would result in the noteholder, together with its affiliates, owning more than 9.99% of the outstanding Common Stock.  The Note may be prepaid in full on any day on or prior to its six month anniversary subject to prepayment premiums that increase over time.  The Note is subject to certain additional terms and conditions, including certain remedies in connection with certain customary events of default.  The Note also includes  certain customary representations and warranties, and pursuant to which the Company agreed to comply with certain customary affirmative and negative covenants during the period the Note is outstanding, including but not limited to a right of first refusal in favor of the Holder for additional convertible promissory notes.  As additional consideration for the investment, the Company issued 37,500 shares of its Common Stock to the Holder.