Form 10-Q
period 2020-10-31
BOOMER HOLDINGS, INC.
filed 2020-12-16
CIK 1678746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

 As of December 15, 2020 there were 155,944,311 shares issued and outstanding of the registrant’s common stock.

BOOMER HOLDINGS, INC.

Index
PART I –FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BOOMER HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2020	2020

ASSETS

Current Assets:
Cash	$279,990	$4,171,371
Accounts receivables, net of allowance for bad debt of $0 and $0, respectively	7,197,119	3,006,952
Accounts receivables - related parties	3,401	3,401
Inventories, net	5,103,554	3,559,936
Other current assets	525,047	294,826
Loans receivables - related parties	25,585	50,585
Total current assets	13,134,696	11,087,071

Non-current Assets:
Property and equipment, net	237,178	223,583
Operating lease asset	1,319,681	1,065,087
Total non-current assets	1,556,859	1,288,670

Total assets	$14,691,555	$12,375,741

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$7,666,828	$8,899,200
Accounts payable - related party	687,040	713,836
Factor payable	3,218,390	-
Other current liabilities	865,688	407,504
Accrued interest	176,198	106,525
Unearned revenue	215,519	7,049,264
Lines of credit from financial institutions	1,699,618	2,224,863
Lines of credit from related parties	447,500	1,013,625
Current portion of convertible note payables - related parties	1,280,375	1,580,375
Current portion of note payables	-	1,802
Current portion of operating lease liabilities	163,011	263,214

Total current liabilities	16,420,167	22,260,208
Operating lease liabilities, net of current portion	1,224,147	866,884
Note payables, net of current portion	508,171	506,699
Convertible note payables - related parties, net of current portion	1,020,140	720,140

Total liabilities	19,172,625	24,353,931

Commitments and contingencies

Stockholders' Deficit:
Common stock, $0.001 par value; 200,0000,000 shares authorized, 155,044,311 and 136,229,895 shares issued and outstanding, respectively	155,044	138,925
Additional paid in capital	4,026,299	4,042,418
Accumulated deficit	(8,662,413)	(16,159,533)
Total stockholders' deficit	(4,481,070)	(11,978,190)

Total liabilities and stockholders' deficit	$14,691,555	$12,375,741

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

Index
BOOMER HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended October 31,
	2020	2019

Net revenue	$28,844,708	$174,144

Cost of goods sold	9,249,482	85,471

Gross profit	19,595,226	88,673

Operating expenses:
Advertising and marketing	6,638,805	259,085
General and administrative	2,285,851	556,090
Payroll and payroll taxes	1,497,751	215,079
Professional fees	1,012,471	292,064
Research and development	-	12,455
Depreciation and amortization	8,500	4,508
Rent	167,671	121,259
Total operating expenses	11,611,049	1,460,540

Income (loss) from operations	7,984,177	(1,371,867)

Other income (expense):
Interest expense	(301,639)	(14,485)
Interest expense - related party	(174,094)	-
Other expense	(11,510)	-
Other income	186	300
Total other expense, net	(487,057)	(14,185)

Income (loss) before provision for income taxes	7,497,120	(1,386,052)

Income tax provision	-	-

Net income (loss)	$7,497,120	$(1,386,052)

Earnings (loss) per share:
Basic and diluted	$0.05	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	141,584,014	118,879,657

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

Index
BOOMER HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances - July 31, 2020	136,229,895	$138,925	$4,042,418	$(16,159,533)	$(11,978,190)

Issuances of stock as a result from previous unregistered shares from reverse merger shareholders	18,814,416	16,119	(16,119)	-	-

Net income	-	-	-	7,497,120	7,497,120

Balances - October 31, 2020	155,044,311	$155,044	$4,026,299	$(8,662,413)	$(4,481,070)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances - July 31, 2019	30,000	$520,000	$(718,009)	$(718,009)	$(916,018)

Issuance of stock	-	1,198,568	-	-	1,198,568

Net loss	-	-	-	(1,386,052)	(1,386,052)

Balances - October 31, 2019	30,000	$1,718,568	$(718,009)	$(2,104,061)	$(1,103,502)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

Index
BOOMER HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended October 31,
	2020	2019

Cash flows from operating activities:
Net income (loss)	$7,497,120	$(1,386,052)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	8,500	4,508
Noncash lease expense	2,466	37,575

Changes in assets and liabilities:
Accounts receivables, net	(4,190,167)	(9,218)
Other current assets	(230,221)	(11,994)
Inventories, net	(1,543,618)	(44,327)
Accounts payable	(1,232,372)	236,479
Accounts payable - related party	(26,796)	-
Factory payable	3,218,390
Other current liabilities	458,184	74,609
Accrued interest	69,673	3,568
Unearned revenue	(6,833,745)	-
Net cash used in operating activities	(2,802,586)	(1,094,852)

Cash flows from investing activities:
Purchases of property and equipment	(22,095)	(64,897)
Loans provided on loans receivables to related parties	-	(124,524)
Payment received from loans made to related parties	25,000	90,917
Net cash provided by (used) in investing activities	2,905	(98,504)

Cash flows from financing activities:
Borrowing on lines of credit from financial institutions	2,302,024	-
Repayment on lines of credit from financial institutions	(2,827,269)	-
Borrowing on lines of credit, related parties	95,000	53,645
Repayment on lines of credit, related parties	(661,125)	(59,688)
Repayment on note payable	(330)	-
Proceeds from issuance of common stock	-	1,198,568
Net cash provided by (used in) financing activities	(1,091,700)	1,192,525

Net increase in cash	(3,891,381)	(831)

Cash – beginning of period	4,171,371	63,016

Cash – end of period	$279,990	$62,185

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$457,611	$14,485
Income taxes	$800	$800

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

Index
BOOMER HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Boomer Naturals Holdings Inc. (the “Company”), through its wholly-owned subsidiary Boomer Naturals, Inc., a Nevada corporation, provides wellness solutions to multiple target markets through multiple sales channels, including PPE products, retail locations, e-commerce, and wholesale distribution networks. Boomer sells health and wellness products and services geared toward alleviating pain, anxiety and improving general wellness through our proprietary lines of Boomer Botanics products. Our Boomer Botanics terpene formula combines five natural and powerful ingredients and is the first FDA-compliant alternative that fully supports the body’s central nervous system.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending July 31, 2021.  The balance sheets and certain comparative information as of July 31, 2020 are derived from the audited financial statements and related notes for the year ended July 31, 2020.

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America and in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation.  The consolidated financial statements include the account of Boomer Holdings, Inc. and a wholly owned subsidiary, Boomer Naturals, Inc.  All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectability is reasonably assured, and delivery has occurred or services have been rendered. The Company offers the Boomer Botanics proprietary formula and PPE products through various channels, e-commerce, and brick and mortar retail.

The Company includes shipping and handling costs in cost of sales. Amounts billed for shipping and handling are included with revenues in the statement of operation.

The Company recognizes an allowance for estimated future sales returns in the period revenue is recorded, based on pending returns and historical return data, among other factors. Management did not believe any allowance for sales returns was required as of October 31, 2020.

Index
BOOMER HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense amounted to $6,638,805 and $259,085 for the three months ended October 31, 2020 and 2019, respectively.

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

Factoring Accounts Receivables

The Company entered into factoring agreement with Prestige Capital Finance, LLC (“Factorer”) on June 24, 2020.  Under the agreement, the Company may factor its accounts receivables of up to 80% of the face value with maximum outstanding balance of $2.0 million and the fee ranges between 1% and 3% depending on the period when customers pay the outstanding accounts receivables.  The Company had $4,022,988 of accounts receivables factored as of October 31, 2020, had factor payable based on accounts receivables factored of $3,218,390 as of October 31, 2020, and incurred approximately $193,000 of factor fees for the three months ended October 31, 2020.  The Company did not have material factor balance as of July 31, 2020 as the Company started factoring its accounts receivables towards end of July 2020.

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

As of October 31, 2020 and July 31, 2020, the Company believes that the carrying value of cash, account receivables, accounts payable, accrued expenses, and other current assets and liabilities approximate fair value due to the short maturity of theses financial instruments. The financial statements do not include any financial instruments at fair value on a recurring or non-recurring basis.

Index
BOOMER HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company has elected to be taxed as an S-corporation. Accordingly, except for a minimal state tax, the Company is not taxed at the corporate level; rather, the tax on corporate income is paid and the benefits of losses are recognized at the stockholder level. Therefore, no provision or credit for federal income taxes has been included in the financial statements. Certain transactions of the Company are subject to accounting methods for income tax purposes which differ from the accounting methods used in preparing the financial statements. Accordingly, the net income of the Company reported for federal income tax purposes may differ from the net income reported in these financial statements. The major differences relate to accounting for depreciation on property and equipment, stock compensation, and research credits

The Company has adopted ASC 740-10-25, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25 for the three months ended October 31, 2020.

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

The Company generates significant revenues derived from the PPE products which accounted for 98% and 0% of revenues for the three months ended October 31, 2020 and 2019, respectively. The Company had 2 customers that accounted for 92% of revenue for the three months ended October 31, 2020 and had related accounts receivable of $3,508,750 as of October 31, 2020.

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

Leases

The Company accounted for leases under Accounting Standards Codification (ASC) 840, Accounting for Leases and as such the Company recognized a right-of-use asset and a lease liability for virtually all leases.

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

Index
BOOMER HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted and Issued Accounting Pronouncements

●	Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2016‐13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018‐19, ASU 2019‐04, ASU 2019‐05, and ASU 2019‐11 (collectively, “Topic 326”). Topic 326 changed the impairment model for most financial assets and certain other instruments. For trade and other receivables, guarantees and other instruments, entities are required to use a new forward‐looking expected loss model that replaces the previous incurred loss model and generally results in earlier recognition of credit losses. The Company adopted this standard in the first quarter of fiscal 2021 on August 2, 2020, the effective and initial application date, using a modified‐retrospective basis as required by the standard by means of a cumulative‐effect adjustment to the opening balance of Retained earnings in the Company’s Condensed Consolidated Statement of Stockholders’ Equity. The difference between reserves and allowances recorded under the former incurred loss model and the amount determined under the current expected loss model, net of the deferred tax impact, was recorded as an adjustment to Retained earnings. Adoption of this standard did not have a material impact to the Company’s Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 eliminates requirements for certain disclosures and requires additional disclosures under defined benefit pension plans and other postretirement plans. The Company adopted this guidance in the first quarter of fiscal 2021. The provisions of the new standard do not have any effect on the Company’s interim financial statements.

●	Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions to Topic 740’s general principles. The amendments also improve consistent application and simplifies its application. The Company is required to adopt this guidance in the first quarter of fiscal 2022. The Company is currently reviewing the provisions of the new standard and evaluating its impact on the Company’s consolidated financial statements.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on our present or future consolidated financial statements.

Index
BOOMER HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

3.	INVENTORIES

Inventories primarily consisted of finished goods in the amount of $5,103,554 and $3,559,936 as of October 31, 2020 and July 31, 2020, respectively.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	October 31, 2020	July 31, 2020

Furniture and equipment	$64,738	$46,134
Leasehold improvements	130,001	130,001
Computers	79,163	75,672

Total property and equipment	273,902	251,807
Less – accumulated depreciation	(36,724)	(28,224)

Total property and equipment, net	$237,178	$223,583

Depreciation expense on property and equipment amounted to $8,500 and $4,508 for the three months ended October 31, 2020 and 2019, respectively.

5.	ACCOUNTS PAYABLE – RELATED PARTIES

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

The Company purchased approximately $10,803,100 and $0 of inventory for the three ended October 31, 2020 and 2019, respectively. The Company had accounts payable to related party in the amount of $687,040 and $713,836 as of October 31, 2020 and July 31, 2020, respectively.

Index
BOOMER HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

6.	LINES OF CREDIT FROM FINANCIAL INSTITUTIONS

Lines of credit from financial institutions consisted of the following:

	October 31, 2020	July 31, 2020

June 2020 ($60,000 line of credit) - Line of credit with maturity date of June 23, 2021 with non-bearing interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$-	$137,352

July 2020 ($2,000,000 line of credit) - Line of credit with maturity date of July 28, 2021 with non-bearing interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	1,699,618	1,156,196

July 2020 ($979,300 line of credit) - Line of credit with maturity date of November 23, 2020 with non-bearing interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	-	931,315

Total lines of credit from financial institutions	$1,699,618	$2,224,863

Interest expense was $292,810 and $0 for the three months ended October 31, 2020 and 2019, respectively, for lines of credit from financial institutions.

7.	LINES OF CREDIT – RELATED PARTIES

Lines of credit related parties consisted of the following:

	October 31, 2020	July 31, 2020

July 2019 ($1,000,000 line of credit) - Line of credit with maturity date of June 30, 2021 with 6% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$447,500	$947,500

July 2019 ($66,125 line of credit) - Line of credit with maturity date of July 29, 2029 with 6% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	-	66,125

Total lines of credit – related parties	$447,500	$1,013,625

Interest expense was $10,342 and $1,650 for the three months ended October 31, 2020 and 2019, respectively, for lines of credit from related parties.

8.	NOTES PAYABLE

Notes payable consisted of the following:

	October 31, 2020	July 31, 2020

August 2019 ($5,980 note payable) - Note payable with maturity date of December 1, 2020 with 8.25% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$1,472	$1,801

April 2020 ($159,000 note payable) - US Small Business note payable with maturity date of April 15, 2050 with 3.75% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	159,000	159,000

April 2020 ($347,700 note payable) - Paycheck Protection Program payable with maturity date of December 31, 2020 with 1% interest per annum with unpaid principal balance and accrued interest payable on the maturity date. If loan is not forgiven.	347,700	347,700

Total notes payable	508,172	508,501
Less – current portion	-	(1,802)

Total notes payable, net of current portion	$508,172	$506,699

Interest expense was $2,359 and $0 for the three months ended October 31, 2020 and 2019, respectively, for notes payable.

Index
BOOMER HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

9.	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	October 31, 2020	July 31, 2020

January 2020 ($250,000 convertible note payable) - Convertible payable with maturity date of January 4, 2021 with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$260,070	$260,070

January 2020 ($250,000 convertible note payable) - Convertible payable with maturity date of January 4, 2021 with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	260,070	260,070

January 2020 ($100,000 convertible note payable) - Convertible payable with maturity date of January 4, 2021 with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	105,375	105,375

January 2019 ($100,000 convertible note payable) - Convertible payable with maturity date of January 6, 2021 with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	25,000	25,000

February 2020 ($500,000 convertible note payable) - Convertible payable with maturity date of February 24, 2021 with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	500,000	500,000

February 2019 ($500,000 convertible note payable) - Convertible payable with maturity date of February 24, 2021 with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	500,000	500,000

February 2020 ($50,000 convertible note payable) - Convertible payable with maturity date of May 9, 2020 with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	100,000	100,000

September 2019 ($200,000 convertible note payable) - Convertible payable with maturity date of September 14, 2021 with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	200,000	200,000

June 2020 ($50,000 convertible note payable) - Convertible payable with maturity date of June 10, 2021 with 25% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	50,000	50,000

September 2019 ($300,000 convertible note payable) - Convertible payable with maturity date of December 14, 2021 with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	300,000	300,000

Total convertible notes payable	2,300,515	2,300,515
Less – current portion	(1,020,140)	(1,580,375)

Total convertible notes payable, net of current portion	$1,280,375	$720,140

Interest expense was $69,673 and $0 for the three months ended October 31, 2020 and 2019, respectively, for convertible notes payable.

Index
BOOMER HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

10.	UNEARNED REVENUE

The Company had $215,519 and $7,049,264 in unearned revenue as of October 31, 2020 and July 31, 2020.  This amount was comprised of customer deposit for an order that was fulfilled subsequent to the period end or customer orders that were shipped FOB Destination and had not been delivered as of period end.  This revenue was recognized by the Company subsequent to the period end when delivered.

11.	EARNINGS PER SHARE

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

12.	INCOME TAX PROVISION

The Company did not have material income tax provision (benefit) because of net loss and valuation allowances against deferred income tax provision for the three months ended October 31, 2020 and 2019.

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	October 31, 2020	July 31, 2020

Statutory federal rate	21.0%	21.0%
State income taxes net of federal income tax benefit and others	0.0%	0.0%
Permanent differences for tax purposes and others	0.0%	0.0%
Change in valuation allowance	-21.0%	-21.0%

Effective tax rate	0.0%	0.0%

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

The components of deferred tax assets and liabilities are as follows:

	October 31, 2020	July 31, 2020

Deferred tax assets:
Net operating losses	$1,694,000	$3,268,603
Other temporary differences	-	-

Total deferred tax assets	1,694,000	3,268,603
Less – valuation allowances	(1,694,000)	(3,268,603)

Total deferred tax assets, net of valuation allowances	$-	$-

The Company had available net operating loss carryovers of approximately $8,068,000 and $15,564,778 as of October 31, 2020 and July 31, 2020, respectively.  Per the Tax Cuts and Jobs Act (TCJA) implemented in 2018, the two-year carryback provision was removed and now allows for an indefinite carryforward period. The carryforwards are limited to 80% of each subsequent year’s net income. As a result, net operating loss may be applied against future taxable income and expires at various dates subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.

The Company files income tax returns in the U.S. federal jurisdiction and Nevada and is subject to income tax examinations by federal tax authorities for tax year ended 2019 and later and by not subject to Nevada authorities for tax year ended 2019 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of October 31, 2020, the Company has no accrued interest or penalties related to uncertain tax positions.

Index
BOOMER HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

13.	RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

●
Purchases and Accounts Payables – On April 9, 2020, the Company entered into an Exclusive Distributorship Agreement with PhamVan Trading Co., Ltd. (the “Supplier”). Pursuant to the agreement, the Company is the exclusive distributor of the supplier’s PPE products in the United States. The Supplier in turn has exclusive manufacturing agreements with certain manufacturers provide that the manufacturers will not sell these items to any other U.S. based customer provided that the Supplier orders an annual minimum of 1,500,000 masks from one manufacture and 750,000 masks from a second manufacturer, respectively. If the minimum amounts are not met, the agreements become non-exclusive for the U.S. market. Giang Thi Hoang, a member of the Company’s board of directors and holder of approximately 7.7% of the Company’s Common Stock and holds a minority equity position in the Supplier which is controlled by her sister and brother-in-law. At the time the Company entered into the agreement with the Supplier, Ms. Hoang was not yet a member of the board of directors.

●
The Company purchased approximately $10,803,100 and $0 of inventory for the three ended October 31, 2020 and 2019, respectively. The Company had accounts payable to related party in the amount of $687,040 and $713,836 as of October 31, 2020 and July 31, 2020, respectively.

●	Line of Credit – The Company entered into various lines of credit with shareholders of the Company. Refer to Lines of Credit Related Parties disclosure.

●
Notes Payable (related parties) – The Company entered into various notes payable with related parties who are also shareholders of the Company. Refer to Notes Payable – Related Parties for additional information.

Index
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

●	Cheyenne Technology Center – On September 16, 2019, the Company entered into an operating facility lease for its retail and warehouse located in Las Vegas for 37 months expiring on November 31, 2022.

●	Losee Industrial Park – On July 31, 2020, the Company entered into an operating facility lease for warehouse for initial lease payment of $9,345 per month expiring October 31, 2023.

The two facility leases for two separate locations dated on July 25, 2019 and September 16, 2019.  Rent expense paid under the lease agreements for the three months ended October 31, 2020 and 2019 was $100,550 and $121,259, respectively.

For operating leases, we calculated right of use assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the incremental borrowing rate. The adoption of ASC 842 resulted in recording an adjustment to operating lease right of use assets and operating lease liabilities of $1,325,558 million and $1,387,158 million as of October 31, 2020. The difference between the operating lease ROU assets and operating lease liabilities at transition represented existing deferred rent expenses and tenant improvements, and indirect costs that was derecognized. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.

In accordance with ASC 842, the components of lease expense were as follows:

Three months Ended October 31, 2020	Fairways	Technology Center	Losee Industrial Park	Total

Operating lease expense	$20,193	$2,506	$9,345	$32.044
Others	-	-	-	-

Total lease expense	$-	$-	$-	$32.044

Three months Ended October 31, 2019	Fairways	Technology Center	Losee Industrial Park	Total

Operating lease expense	$20,193	$2,506	$-	$22,699
Others	-	-	-	-

Total lease expense	$20,193	$2,506	$-	$22,699

In accordance with ASC 842, maturities and operating lease liabilities as of April 30, 2020 were as follows:

Year ended July 31,	Fairways	Technology Center	Losee Industrial Park	Total

Undiscounted cash flows:
2021	$143,953	$22,696	$84,105	$250,754
2022	235,520	31,169	112,140	378,829
2023	242,077	10,596	112,140	364,813
2024	248,635	-	28,035	276,670
2025	255,192	-	-	255,192
Thereafter	273,403	-	-	273,403
Total undiscounted cash flows	1,398,780	64,461	336,420	1,799,661

Discounted cash flows:
Lease liabilities - current	80,073	18,834	64,104	163,011
Lease liabilities - long-term	958,542	39,949	225,656	1,224,147
Total discounted cash flows	1,038,615	58,783	289,760	1,387,158

Difference between undiscounted and discounted cash flows	$360,165	$5,678	$46,660	$412,503

Year ended July 31,	Fairways	Technology Center	Losee Industrial Park	Total

Minimum lease payments
2021	$172,132	$26,574	$78,721	$277,427
2022	177,477	25,017	96,219	298,713
2023	161,860	7,957	87,099	256,916
2024	147,534	-	20,453	167,987
2025	134,383	-	-	134,383
Thereafter	132,904	-	-	132,904

Present values of minimum lease payments	$926,290	$59,548	$282,492	$1,268,330

Contingencies

The Company is subject to various legal proceedings from time to time as part of its business. As of October 31, 2020, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition and results of operations.

Index
BOOMER HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

15.	SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after April 30, 2020 up through the date the financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the year ended October 31, 2020.

In December 2020, Boomer became a vendor partner with Core-Mark, a leading marketer to the North American Convenience retail industry, to distribute the Company’s face coverings.

In November 2020, the Company began a distribution deal with the Chevron Terrible Herbst network in Nevada, with over 100 locations, to distribute Boomer Naturals, facemasks.

Index
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

Impact of COVID-19

The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world. As a result, several state and local mandates were implemented that encouraged the practice of social distancing, placed restrictions from individuals gathering in groups and, in many areas, placed complete restrictions on non-essential movement outside of the home. Shortly after the national emergency declaration, state and local officials began placing restrictions on businesses.  Many of the stores which sell our wellness products were closed as a result of the pandemic since they were not seen as essential.  The COVID-19 pandemic has, and continues to have, a material impact on the Company’s business operations, financial position, liquidity, capital resources and results of operations.

Corporate History

Boomer Holdings Inc. was incorporated as Remaro Group Corp. under the laws of the State of Nevada on March 31, 2016. On January 7, 2020, the Company, then named Remaro Group Corp., executed and consummated an Agreement of Merger and Plan of Share Exchange (the “Exchange Agreement”), with Boomer Natural Wellness, Inc. (“BNW”), Boomer Naturals Holdings, Inc., a Nevada corporation (“Boomer”), Boomer Naturals, and the shareholders of Boomer (the “Exchange”). Upon consummation of the transactions set forth in the Exchange Agreement (the “Closing”), the Company adopted the business plan of Boomer Naturals. Pursuant to the terms of the Exchange Agreement, the Company agreed to acquire all of the outstanding shares of Boomer in exchange for the issuance of an aggregate 120,980,739 shares (the “Exchange Shares”) of the Company’s Common Stock and BNW agreed to retire 24,000,000 shares of the Company’s Common Stock. Also on January 7, 2020, the Company approved an amendment to its Articles of Incorporation (the “Amendment”) to: change the name of the Company to Boomer Holdings Inc.; effect a forward stock split on the basis of three-toone (3:1); and to increase the number of authorized shares of capital stock to 210,000,000 of which 200,000,000 shares shall be Common Stock and 10,000,000 shares will be blank-check preferred stock, par value $0.001 per share.

Description of Our Business

Our mission is to develop and sell products of superior quality which improve the overall wellness of our customers. We are currently engaged in two principal product lines: (i) Boomer Botanics, our line of wellness products that contains our proprietary formula combining five natural and powerful ingredients that target the body’s central nervous system  which is the first FDA-compliant product of its kind; and (ii) our line of face masks and other personal protection equipment.

Index
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Boomer Botanics

We are engaged in the research, development, acquisition, licensing and sales of specialized natural products which have FDA compliant ingredients and are impactful on the central nervous system. These products powered by natural terpenes, include, edible and topical offerings. We are engaged in marketing and branding within the central nervous wellness space, including our proprietary formula which is currently patent pending. Boomer Naturals currently operates a retail store in Las Vegas Nevada and Boomer Natural products are also available in Golf Pro Shops, Specialty Stores, Chiropractic Offices and Nail Salons across the country. Boomer Naturals has a robust online presence and enjoys material sales through its website at BoomerNaturals.com.

We believe our Boomer Botanics formula is an FDA-compliant formulation that fully supports the body’s central nervous system (“CNS”). Boomer Botanics combines five natural and powerful ingredients that target the CNS. The term FDA-compliant means that a company is selling a regulated food additive that is, or that its chemicals are, in compliance with the food additive provisions of the Federal Food, Drug, and Cosmetic Act. All of the ingredients in our Boomer Botanics formula are on the FDA Generally Recognized as Safe (“GRAS”) List which means they are deemed safe to use as an additive to food, beverages, and supplements without prior FDA review and approval.

Since all of our ingredients are on the FDA’s GRAS (Generally Recognized as Safe List), Boomer Naturals is able to advertise on Google, Facebook, Yahoo, Bing, YouTube, Instagram, and all national television networks where other, competing companies are not allowed to advertise. This allows Boomer Naturals to advertise creating brand recognition that our competitors cannot. With many millions of people searching on the Internet monthly for CNS products for pain, anxiety, inflammation, and sleep, being able to advertise is a huge advantage.

Boomer Naturals has obtained certificates of free sale to export our Boomer Botanics products to over 20 countries outside of the United States allowing Boomer Naturals to service the needs of the alternative wellness market globally. As of the date of this filing, Boomer Naturals has yet to sell its products in any country other than the United States.

The Boomer Botanic products were developed by neurosurgeon, Dr. Markus Chwajol https://boomernaturals.com/wellness-advisory-board/markus-chwajol/. The Boomer Botanics products contain a powerful combination of terpenes that interact with three known receptors in the CNS and possibly a fourth, while the standard products in the industry interact only with one. Terpenes are aromatic compounds found in many plants that create their characteristic aroma. Terpenes may also offer some health benefits to the human body. Terpenes are found in basil, thyme, black pepper, hops, rosemary, lemongrass, jasmine, pine trees, cacao, and other plants and flowers. The product contains all-natural ingredients which are all listed on the Generally Recognized as Safe list of the Food and Drug Administration and was developed by a practicing brain surgeon who is an expert in natural ingredients and CNS receptors.

Boomer focuses on wellness solutions for the 50 and older age demographic through the development of products using the proprietary Boomer Botanics formula. The formula includes a variety of terpenes that are compliant with FDA guidelines as all ingredients are listed on the Generally Recognized as Safe list. The solutions include products that may alleviate pain, reduce anxiety, increase sleep quality, as well as offer cosmetic benefits. In addition, Boomer offers a full line of products to benefit the health of pets, including those suffering from seizures.

Boomer sells health and wellness products and services geared toward alleviating pain, anxiety and improving general wellness through our proprietary lines of Boomer Botanics products. The Boomer Botanics formula is an FDA-compliant alternative that fully supports the body’s central nervous system (CNS). This revolutionary breakthrough combines five natural and powerful ingredients that target the CNS. Our product formulas are developed by our team of medical and scientific advisory board and are currently manufactured by FDA registered and GMP certified third-party contract manufacturers located in Florida.

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

Pursuant to the License Agreement, Boomer Naturals is Tommy Bahama’s exclusive wellness licensed partner. Tommy Bahama recently placed its first order for approximately $400,000 of products from our Boomer Botanics line for people and pets. Boomer Botanics is the premier product for Tommy Bahama’s Friend and Family event scheduled for March 2020 with Boomer Botanics product placement at cash register countertops in both men’s and women’s departments. Tommy Bahama is expected to give our roll-on as a free gift with purchases during March and has ordered 19,000 roll-ons to give away at their largest retail event of the year. Also beginning in March, Tommy Bahama is expected to send emails to their database with offers from Boomer Naturals and posting offers on their social media platforms reaching approximately 500,000 followers.

Our Sales and Distribution Strategy

With our Boomer Botanics formula we believe are in a unique position to brand our line. Our FDA compliant product will give us access to advertising on national television and social media platforms like Facebook and Google. However, as a result of COVID-19 Pandemic, there can be no assurance that we will be able to increase any retail sales of our products. Most of the stores that sell our Boomer Botanics products are non-essential retail stores so the ability to generate sales will be subject to these stores re-opening sufficiently in the near future and consequently remaining open, of which we can offer no predictions or assurances.

Index
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Online Sales

Through its websites and internet advertising, Boomer will be able to brand its products while informing consumers of the attributes of Boomer Botanics. This direct to consumer interaction could pave the way for significant online sales through the Boomer Naturals website.

National Retail Chains.

As a result of the Pandemic, most non-essential retail stores were required to be closed in March 2020 and my face new closures again. Further many National Retail Chains are reluctant to introduce non-FDA compliant products on a national scale and thus far have only offered topical products in regional test markets. The FDA compliant ingredients in Boomer Botanics will allow these chains to offer Boomer Natural products in both topical and ingestible forms nation-wide.

Golf

As a result of the Pandemic, most golf courses and non-essential retail stores that sold golf-related products closed in March 2020. As stores reopen and items are phased in, we plan to continue to grow our distribution network in the golf space in part through our relationship with PGA Magazine and the PGA Merchandising Show. With access to vendors through these mediums and the ability to advertise we will be able to best utilize of our wide-ranging wholesale sales network. We are in a unique position to capture a significant share of the expansive golf market.

Overseas opportunities

Boomer has begun discussions with distributors in over 7 countries to carry the Boomer Botanics product line. These distributors see a unique opportunity to fulfill consumer demand since Boomer Botanics is a CNS wellness product which is available to market and sell.  In addition, we intend to seek new branding and licensing opportunities for our intellectual property and we will seek strategic corporate and product acquisitions.

MARKET SIZE

According to the Global Wellness Institute, health and wellness is a multi-billion dollar industry and the trend is for consumers moving away from pharmaceuticals toward more natural solutions for everyday challenges. To meet this demand, Boomer Naturals created an all-natural doctor-formulated alternative of a proprietary blend of botanical terpenes designed to restore balance to the CNS. The CNS supports and regulates several key systems and can help with issues relating to reducing pain and inflammation, balancing sleep/wake cycles, supporting the immune system, balancing mood, supporting a healthy metabolism, supporting reproductive health, and more.

According to a Global Use of Medicines report from the IQVIA Institute for Human Data Science, the global pharmaceutical industry was valued at $1.2 trillion in 2018 https://pharmaceuticalcommerce.com/business-and-finance/global-pharma-spending-will-hit-1-5-trillion-in-2023-says-iqvia/.

One study from Statista, a subscription based aggregator of statistics, provided that the US market value of vitamins, minerals and supplements was over $48.5 billion dollars in 2017. https://www.statista.com/statistics/521735/market-size-vitamins-minerals-and-supplements-worldwide/.

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

Commencing in April 2020, Boomer Naturals began to offer for online retail sale at its website a variety of face coverings and sanitizers. During this period, Boomer Naturals began running advertisements on television, radio and various digital platforms featuring face coverings. Due to increased demand for these items, e-commerce sales grew to over 3,000 orders per day during the quarter ended July 31, 2020. This increased revenue stream was able to replace the anticipated revenue arising from the Tommy Bahama relationship. In addition, while the e-commerce PPE vertical continued to grow, Boomer Naturals began to receive some interest in wholesale purchases of face coverings and other protective equipment. Boomer Naturals is in the early-stages of growing a wholesale PPE division. While no assurance can be given regarding the performance of the Boomer Medical products division, the Company anticipates that this division will continue to generate revenues for the next three to six months to accompany the expected reemergence of the Boomer Botanics division upon Tommy Bahama retail stores reopening and increase overall brand awareness from the retail focused advertising campaign.

Recently, due to the COVID-19 pandemic, in-stores sales of the Company’s Boomer Botanics products have been completely reduced to zero and the Company’s planned openings of retail stores in New York and Chicago have been delayed indefinitely as well as potential tests in retail stores. The Company has shifted its focus to its Boomer Medical Supplies segment. Boomer Medical Supplies is focusing on the perceived opportunity created from the recent shift away from the reliance on Chinese-produced medical supplies. The Company has entered into an Exclusive Distributor Agreement with an unaffiliated third-party company located in Viet Nam (the “Supplier”). Pursuant to the agreement, the Company is the exclusive distributor of the supplier’s products in the United States The Company has established exclusive arrangements with non-Chinese medical supplies manufacturers mainly focusing on face coverings gloves, and gowns. provided the Company orders at least $3 million of inventory per year. The Supplier in turn has exclusive manufacturing agreements with certain manufacturers provide that the manufacturers will not sell these items to any other U.S. based customer provided that the Supplier orders an annual minimum of 1,500,000 masks from one manufacture and 750,000 masks from a second manufacturer, respectively. If the minimum amounts are not met, the agreements become non-exclusive for the U.S. market.

Index
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

Index
Results of Operations

Three Months Ended October 31, 2020 (Unaudited) Compared to Three Months Ended October 31, 2019 (Unaudited):

	Three Months Ended October 31,
	2020		2019		Changes
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Net revenue	$28,844,708	100.0%	$174,144	100.0%	$28,670,564	16463.7%
Cost of Goods Sold	9,249,482	32.1%	85,471	49.1%	9,164,011	10721.8%
Gross profit	19,595,226	67.9%	88,673	50.9%	19,506,553	21998.3%

Operating expenses:
Advertising and marketing	6,638,805	23.0%	259,085	148.8%	6,379,720	2462.4%
General and administrative	2,285,851	7.9%	556,090	319.3%	1,729,761	311.1%
Payroll and payroll taxes	1,497,751	5.2%	215,079	123.5%	1,282,672	596.4%
Professional fees	1,012,471	3.5%	292,064	167.7%	720,407	246.7%
Research and development	-	0.0%	12,455	7.2%	(12,455)	-100.0%
Depreciation and amortization	8,500	0.0%	4,508	2.6%	3,992	88.6%
Rent	167,671	0.6%	121,259	69.6%	46,412	38.3%
Total operating expenses	11,611,049	40.3%	1,460,540	838.7%	10,150,509	695.0%

Income (loss) from operations	7,984,177	27.7%	(1,371,867)	-787.8%	9,356,044	682.0%

Other Income (Expense):
Interest expense	(301,639)	-1.0%	(14,485)	-8.3%	(287,154)	1982.4%
Interest expense - related party	(174,094)	-0.6%	-	0.0%	(174,094)	N/A
Other expense	(11,510)	0.0%	-	0.0%	(11,510)	N/A
Other income	186	0.0%	300	0.2%	(114)	-38.0%
Total other income (expense)	(487,057)	-1.7%	(14,185)	-8.1%	(472,872)	3333.6%

Income (Loss) before provision for income taxes	7,497,120	26.0%	(1,386,052)	-795.9%	8,883,172	640.9%

Provision for income taxes	-	0.0%	-	0.0%	-	N/A

Net income (loss)	$7,497,120	26.0%	$(1,386,052)	-795.9%	$8,883,172	640.9%

Revenue

Net sales increased by $28.6 million, or 16,437.9%, to $28.8 million in the first quarter of fiscal 2021 from $0.2 million in the first quarter last year. The change in net sales reflected the following:

●
Increase in revenue from PPE products, sales, retail, and wholesale income from customers that purchased our Boomer Botanics wellness products, compared to $0 from these revenue sources for the same period last year. We expect the revenue we receive from PPE and Boomer Botanics wellness products to continue to grow as sales increase.

Cost of Goods Sold

Cost of goods sold increased by $9.2 million, or 10,733.5%, to $9.3 million in the first quarter of fiscal 2021 from $0.1 million in the first quarter last year. The change in cost of goods sold reflected the following:

●
Our Cost of Goods Sold (“COGS”) for sales of PPE and Boomer Botanics wellness products consists of the cost of acquiring and manufacturing the product to the customer. For the three months ended October 31, 2020, our cost of goods sold associated with PPE products and Boomer Botanics products wellness made up almost all of the cost of goods sold compared to none in the same quarter last year. Most orders are delivered directly to the customer, without any handling, storage or processing by us.

Operating Expenses

Operating expenses increased by $10.2 million, or 695.0%, to $11.6 million in the first quarter of fiscal 2021 from $1.5 million in the first quarter last year. The change in operating expenses reflected the following:

●	Increase in advertising and marketing primarily related to PPE and Boomer Botanics wellness products.

●	Increase in headcount which increased payroll expenses.

●	Increase in outside services such as consultants and professional services to manage increase in revenue and operations.

Non-Operating Expenses

Other income or expense primarily consisted of interest expenses related to lines of credit, notes payable, and convertible debt.

Index
Liquidity and Capital Resources

Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from through debt. We ended October 31, 2020 with $279,990 of cash compared with $4,171,371 as of July 31, 2020.

The following table summarizes our cash flows from operating, investing, and financing activities:

	Three Months Ended October 31,
	2020	2019

Net cash provided by (used in) operating activities	$(2,847,586)	$(1,094,852)
Net cash provided by (used in) investing activities	2,905	(98,504)
Net cash provided by (used in) financing activities	(1,046,700)	1,192,525

Net increase (decrease) in cash	$(3,891,381)	(831)

Operating Activities – For the three months ended October 31, 2020 and 2019, net cash used in operating activities was $2,847,586 and $1,094,852, respectively, primarily due to timing of income and deferred revenue and increase in accounts receivables and inventories for the three months ended October 31, 2020 and loss of $1,386,052 for the three months ended October 31, 2019.

Investing Activities – Changes in cash in investing activities primarily consisted of purchases of property and equipment and payments received from loans receivables.

Financing Activities – Net cash provided by or used in financing activities primarily consisted of net borrowings and payments from notes payable and lines of credit for the three months ended October 31, 2020 and 2019

CRITICAL ACCOUNTING POLICIES

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectability is reasonably assured, and delivery has occurred or services have been rendered. The Company offers the Boomer Botanics proprietary formula through various channels including e-commerce, and brick and mortar retail

The Company includes shipping and handling costs in cost of sales. Amounts billed for shipping and handling are included with revenues in the statement of operation.

The Company recognizes an allowance for estimated future sales returns in the period revenue is recorded, based on pending returns and historical return data, among other factors. Management did not believe any allowance for sales returns was required as of October 31, 2020.

Index
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

Based on management’s evaluation, our Chief Executive Officer and Treasurer concluded that, as a result of the material weaknesses described below, as of October 31, 2020, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

●
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

Index
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

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

Item 1A.	Risk Factors.

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

Index
Item 2.	Unregistered Sales of Equity Securities and Use of Proceed.

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

In December 2020, Boomer became a vendor partner with Core-Mark, a leading marketer to the North American Convenience retail industry, to distribute the Company’s face coverings.

In November 2020, the company began a distribution deal with the Chevron Terrible Herbst network in Nevada, with over 100 locations, to distribute Boomer Naturals, facemasks.

Index
Item 6.	Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1
Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

BOOMER HOLDINGS, INC.

Date: December 15, 2020	/s/ Mike Quaid

Mike Quaid, Chief Executive Officer (Principal Executive Officer)

Index
EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1
Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated byreference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.