Form 10-KT
period 2021-01-31
BOOMER HOLDINGS, INC.
filed 2021-05-17
CIK 1678746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KT

☐          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☒          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from August 1, 2020 to January 31, 2021

Commission File Number 000-56197

BOOMER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	85-1103646
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8670 W. Cheyenne Avenue
Las Vegas, NV 89129
(Address of Principal Executive Office) (Zip Code)

(888) 266-6370
Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None.
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐           No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐           No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large-accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large-accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $84,072,292 based on the closing sales price of $1.01 on the OTC Markets. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of May 17, 2021 there were 155,292,311 shares of the registrant’s common stock outstanding.

INDEX
Transition Report on Form 10-K

Index
DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “seeks,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Such statements may include, but are not limited to, information related to: anticipated operating results; licensing arrangements; relationships with our customers; consumer demand; financial resources and condition; changes in revenues; changes in profitability; changes in accounting treatment; cost of sales; selling, general and administrative expenses; interest expense; the ability to secure materials and subcontractors; the ability to produce the liquidity or enter into agreements to acquire the capital necessary to continue our operations and take advantage of opportunities; legal proceedings and claims.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” is of Boomer Holdings, Inc.

In addition, unless the context otherwise requires and for the purposes of this report only:

☐	“Boomer” refers to Boomer Holdings, Inc., a Nevada corporation;
☐	“Commission” refers to the Securities and Exchange Commission;
☐	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and
☐	“Securities Act” refers to the Securities Act of 1933, as amended.

Index
PART I

Item 1.	Business.

Company Overview

Our mission is to develop and sell products of superior quality which improve the overall wellness of our customers. Boomer Holdings, Inc. (“Boomer” or the “Company”) is the holding company for the operating divisions Boomer Naturals, Boomer E-Commerce, Boomer Wholesale and Boomer Vietnam.

Boomer has high-quality proprietary branded products which it markets and sells through multiple channels, mainly in the United States. Boomer Naturals’ Healthy Living products are designed to balance the body and help decrease symptoms associated with physical, mental, and emotional health challenges. Product lines include Boomer Botanics, Vitamin Energy, Pet Botanics, and  SKIN Sunscreen.  Boomer Naturals Personal Protection products offer consumers and businesses PPE of the highest quality with industry-leading reliability. The Company’s flagship product, Boomer Nano-Silver Reusable Protective Cloth Face Masks, are one of America’s best-selling consumer face masks. Boomer Naturals’ products are available online at BoomerNaturals.com, BoomerNaturalsWholesale.com, CVS.com, and Boomerstore.com.  Boomer Naturals’ products are also available at the Boomer Naturals retail store, CVS retail locations, resorts and golf shops across the country.  The Company is expanding its offerings in the upcoming months to include silver infused products from Vietnam in the areas of: Bedding, Bath and Apparel.  Many of these products are currently available through E-Commerce.  In addition, Boomer Naturals will be offering coffee sourced from Vietnam. The company plans to introduce a Supplements line as well which will include Vitamin Energy, NOXCG3 and various workout formulations in the upcoming months.

Company History

We were incorporated in the State of Nevada on March 31, 2016 as Remaro Group Corp. Our principal executive offices are located at 8670 W. Cheyenne Avenue, Las Vegas, NV 89129. Our telephone number is (888) 266-6370. Our website address is www.boomernaturals.com. Information contained in our website does not constitute any part of, and is not incorporated into, this Annual Report.

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

On January 7, 2020, the Company executed an Agreement of Merger and Plan of Share Exchange (the “Exchange Agreement”), with BNW, Boomer Naturals Holdings, Inc., a Nevada corporation (“Boomer”), Boomer Naturals, Inc., and the shareholders of Boomer (the “Exchange”). Upon consummation of the transactions set forth in the Exchange Agreement (the “Closing”), the Company adopted the business plan of Boomer. Pursuant to the terms of the Agreement, the Company agreed to acquire all the outstanding shares of Boomer in exchange for the issuance of an aggregate 120,980,739 shares (the “Exchange Shares”) of the Company’s Common Stock. Pursuant to the terms of the Exchange Agreement, BNW agreed to retire 24,000,000 shares of the Company’s Common Stock. As a result of the Exchange, Boomer became a wholly owned subsidiary of the Company and following the consummation of the Exchange, the shareholders of Boomer beneficially owned approximately Ninety-Four Percent (94%) of the issued and outstanding Common Stock of the Company.

Also on January 7, 2020, the Company approved an amendment to its Articles of Incorporation (the “Amendment”) to change the name of the Company to Boomer Holdings Inc., effect a forward stock split on the basis of three-to-one (3:1), and to increase the number of authorized shares of capital stock to 210,000,000 of which 200,000,000 shares shall be Common Stock and 10,000,000 shares will be blank-check preferred stock, par value $0.001 per share. The Amendment was affected on January 10, 2019.

Description of Our Business

PRODUCTS

Boomer Naturals Holdings Inc., through its wholly owned subsidiary Boomer Naturals, Inc., a Nevada corporation, with divisions that include Boomer E-Commerce, Boomer Wholesale, and Boomer Vietnam, provides products aimed at improving people’s well-being and quality of life. The Company has established a strong sales distribution network across multiple channels. The Company’s products are available in over 8,000 CVS stores across the United States, through the Company’s own website, as well as through a retail store in Las Vegas, and Nevada. In addition, Boomer has established a wholesale channel to sell its products through venues such as resorts, golf shops, chiropractic offices, specialty stores and nail salons.

Index
Boomer Botanics

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

On January 10, 2020, Boomer Naturals executed a Trademark License Agreement (the “License Agreement”) with Tommy Bahama Group, Inc. (“Tommy Bahama”) a wholly owned subsidiary of Oxford Industries, Inc. Pursuant to the terms of the License Agreement, Tommy Bahama agreed to license the Tommy Bahama trademark and other intellectual property from Tommy Bahama in connection with the manufacture, sale, distribution, advertisement and promotion of the Company’s products as more fully set forth in the License Agreement. The License Agreement requires the Company to pay minimum royalties for each license year and meet minimum net sales requirements of products under the licensed marks each year. The License Agreement was terminated in March 2021.

Our Sales and Distribution Strategy

With our Boomer Botanics formula we believe are in a unique position to brand our line. Our FDA compliant product will give us access to advertising on national television and social media platforms like Facebook and Google. However, as a result of COVID-19 Pandemic, there can be no assurance that we will be able to increase any retail sales of our Botanics products. Most of the stores that sold our Boomer Botanics products were non-essential retail stores so the ability to generate sales will be subject to these stores re-opening sufficiently in the near future and consequently remaining open, of which we can offer no predictions or assurances.

Online Sales

Through its websites and internet advertising, Boomer will be able to capitalize on the branding of its products while informing consumers of the attributes of Boomer Botanics. This direct-to-consumer interaction could pave the way for significant online sales through the Boomer Naturals website. The Company’s expertise in e-commerce is anticipated to be a key driver for growth in sales of other product lines.

National Retail Chains

As a result of the COVID-19 Pandemic, most non-essential retail stores were required to be closed in March 2020. Further, many national retail chains are reluctant to introduce non-FDA compliant products on a national scale and thus far have only offered topical products in regional test markets. The FDA compliant ingredients in Boomer Botanics will allow these chains to offer Boomer Natural products in both topical and ingestible forms nation-wide.

Golf

As a result of the Pandemic, many golf courses and non-essential retail stores that sold golf-related products closed in March 2020. As stores reopened and items were phased in, we continued to grow our distribution network in the golf space in part through our relationship with PGA Magazine and the PGA Merchandising Show. With access to vendors through these mediums and the ability to advertise we will be able to best utilize of our wide-ranging wholesale sales network. We are in a unique position to capture a significant share of the expansive golf market.

MARKET SIZE

According to the Global Wellness Institute, health and wellness is a multi-billion-dollar industry and the trend is for consumers moving away from pharmaceuticals toward more natural solutions for everyday challenges. To meet this demand, Boomer Naturals created an all-natural doctor-formulated alternative of a proprietary blend of botanical terpenes designed to restore balance to the CNS. The CNS supports and regulates several key systems and can help with issues relating to reducing pain and inflammation, balancing sleep/wake cycles, supporting the immune system, balancing mood, supporting a healthy metabolism, supporting reproductive health, and more.

According to a Global Use of Medicines report from the IQVIA Institute for Human Data Science, the global pharmaceutical industry was valued at $1.2 trillion in 2018 https://pharmaceuticalcommerce.com/business-and-finance/global-pharma-spending-will-hit-1-5-trillion-in-2023-says-iqvia/.

Index
One study from Statista, a subscription-based aggregator of statistics, provided that the US market value of vitamins, minerals and supplements was over $48.5 billion dollars in 2017. https://www.statista.com/statistics/521735/market-size-vitamins-minerals-and-supplements-worldwide/.

Another report from Grand View Research, a market research and consulting company that was not hired by the Company, predicts that the global pet care market size has an estimated current market value of $131.7 billion dollars and is expected to grow to $202.6 billion US by 2025. https://www.grandviewresearch.com/press-release/global-pet-care-market.

Boomer Medical Products

Upon most U.S. States issuing some level of Stay-At-Home orders arising from the COVID-19 pandemic, the short-term business strategy of Boomer Naturals shifted. Boomer Naturals received its first round of Tommy Bahama orders during March 2020 and expected that Tommy Bahama would be reordering on a monthly basis to replenish stock at all of its brick-and-mortar retail locations. In addition, we believe Tommy Bahama intended to launch an aggressive e-commerce campaign commencing with email advertisements to its significant database of customers.

Once the Stay-At-Home orders took effect, Tommy Bahama was required to close its retail stores for several months and further elected to delay any major e-commerce marketing initiatives due to their belief that consumers were primarily spending money on food and other necessities as opposed to engaging in significant discretionary spending during the Pandemic. It would have been reasonably expected that these actions by Tommy Bahama would have caused a significant delay in revenues to the Company. However, management saw an opportunity to remain consistent with its health and wellness brand strategy by expanding its offerings to face coverings and other products within the Personal Protective Equipment category.

Commencing in April 2020, Boomer Naturals began to offer online retail sale on its website a variety of face coverings and sanitizers. During this period, Boomer Naturals began running advertisements on television, radio, and various digital platforms featuring face coverings. Due to increased demand for these items, e-commerce sales grew to over 3,000 orders per day during the quarter ended July 31, 2020. This increased revenue stream was able to replace the anticipated revenue arising from the Tommy Bahama relationship. In addition, while the e-commerce PPE vertical continued to grow, Boomer Naturals began to receive some interest in wholesale purchases of face coverings and other protective equipment. In the past 11 months, Boomer Naturals has grown its wholesale PPE division  substantially. While no assurance can be given regarding the future performance of the Boomer Medical product offerings, the Company anticipates that these offerings will continue to generate revenues to accompany the expected reemergence of the Boomer Botanics sales. Placement of masks in specialty sections of retail stores (i.e., cold and flu) should ensure sales will continue even after the crisis subsides.

Due to the COVID-19 pandemic, in-stores sales of the Company’s Boomer Botanics products were virtually  reduced to zero and the Company’s planned openings of retail stores in New York and Chicago have been delayed indefinitely as well as potential tests in retail stores. The Company initially shifted its focus to its Boomer Medical Supplies offerings and now sees multiple opportunities to expand its product offerings. Boomer Medical Supplies benefitted from  the opportunity created from the recent shift away from the reliance on Chinese-produced medical supplies. The Company has entered into an Exclusive Distributor Agreement with a company located in Viet Nam (the “Supplier”). Pursuant to the agreement, the Company is the exclusive distributor of the supplier’s products in the United States the Company has established exclusive arrangements with non-Chinese medical supplies manufacturers mainly focusing on face coverings, gloves, and gowns provided the Company orders at least $3 million of inventory per year. The Supplier in turn has exclusive manufacturing agreements with certain manufacturers stipulating that the manufacturers will not sell these items to any other U.S. based customer provided that the Supplier orders an annual minimum of 1,500,000 masks from one manufacturer and 750,000 masks from a second manufacturer, respectively. If the minimum amounts are not met, the agreements become non-exclusive for the U.S. market.

The Company is currently successfully selling a variety of face coverings and hand sanitizers to consumers online and through distribution to doctors, therapists, and wholesale brokers. Boomer Naturals is the approved vendor for face coverings for a national retail chain with over 8,000 retail stores and has received and filled multiple orders for this retailer in stores and online. The retailer and Boomer have executed a non-exclusive purchase order agreement for face coverings and the retailer has no obligation to purchase either a minimum unit or dollar amount of face coverings from the Issuer. To date, Boomer Naturals has received over $20 million in orders from this retailer. Additionally, Boomer Naturals executed a purchase order agreement with this retailer and its affiliate for approximately 5.4 million branded face coverings.

PPE Product Offerings

Our PPE product offerings include Respiratory Masks such as the N95, KN95, FFP2 & FFP3, P95 & R95 masks which are tight-fitting face masks that can filter out small particles, viruses, and bacteria, Surgical Masks including 3-ply, 4-ply disposable, loose-fitting face masks that cover the nose, mouth, and chin; and cloth face masks that may offer protection from dust and prevent the spread of COVID-19. the CDC recommends using masks in public settings for social distancing and proper hygiene.

Index
BOOMER VIETNAM

In recent years, Vietnam has become one of the largest and fastest growing economies in Asia. Vietnam has become an emerging manufacturing hub, increasing exports to the United States up to 20%-30% per year. To capitalize on this rapid growth, Boomer recently established a Boomer Vietnam division. The division seeks to leverage its strong relationships with Vietnamese manufacturers and logistics companies to help other U.S. based companies manufacture products in Vietnam. Boomer Vietnam receives consulting fees and referral commissions for making introductions and facilitating transactions.

OTHER EXPANSION LINES

Over to our its commercial success and access to quality products from Vietnam, Boomer is focused on building an e-commerce platform to support an expanded product line and drive repeat orders. The Company expects to add up to 100 new products and expand its direct-to-consumer customer base. We intend to make many of these new products available to consumers through Boomer’s wholesale network as well. The Company expects to offer additional products produced in Vietnam including Bedding, Apparel and Vietnamese Coffee. The apparel and bedding products will be offered with silver infusion which will provide naturally antiviral and antibacterial protection. Sales of Vietnamese coffee is growing in Europe and throughout Asia and the Company believes it can open up a virtually untapped market in the U.S.

In addition, the Company will be launching sales of powdered workout and vitamin formulas produced in the U.S.to complement its current suite of healthy living products.

HUMAN CAPITAL RESOURCES

The human capital objectives we focus on in managing our business include attracting, developing, and retaining key personnel. Our employees are critical to the success of our organization and the Company is committed to supporting our employees’ professional development. We believe our management team has the experience necessary to effectively implement our growth strategy and continue to drive shareholder value. We provide competitive compensation and benefits to attract and retain key personnel, while also providing a safe, inclusive and respectful workplace. The Company develops personnel by offering in-house learning and development resources that include online and in-person training programs on a variety of topics, including topics that advance leadership skills.

As of January 31, 2021, Boomer has one hundred twenty (120) full-time employees. We believe we enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

PROPERTIES

The Company does not own any physical location. Boomer currently leases its corporate headquarters and other offices in Las Vegas, Nevada with leases expiring through August 31, 2026 at a cost of approximately $48,500 per month. We believe our current offices are sufficient in size for current and near-term future operations.

GOVERNMENT REGULATION

We believe we are in compliance with applicable federal, state and other regulations and that we have compliance programs in place to ensure compliance going forward. There are no regulatory notifications or actions pending.

Certain Face Covering products we offer may require clearance or approval from the Food and Drug Administration (the “FDA”) as a product which may be defined as a device. These are subject to regulation in the United States by the FDA. The regulations govern the development, design, approval, manufacturing, labeling, importing and exporting and sale and marketing of our Face Covering products. These regulations are also subject to future change. Failure to comply with applicable regulations and quality assurance guidelines could lead to manufacturing shutdowns, product shortages, delays in product manufacturing, product seizures, recalls, operating restrictions, withdrawal or suspension of required licenses, and prohibitions against exporting of products to, or importing products from, countries outside the United States. We could be required to expend significant financial and human resources to remediate failures to comply with applicable regulations and quality assurance guidelines. Any one or more of these events could have a material adverse effect on our business, financial condition and results of operations.

In the United States, before we can market a new medical device, or a new use of, or claim for, or significant modification to, an existing product, we must first receive either 510(k) clearance or approval of a premarket approval, or PMA, application from the FDA, unless an exemption applies. In the 510(k)-clearance process, the FDA must determine that our proposed product is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. The PMA pathway requires us to demonstrate the safety and effectiveness of the device based, in part, on data obtained in human clinical trials. Similarly, most major markets for medical devices outside the United States also require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining regulatory clearances and approvals to market a medical device, particularly from the FDA and certain foreign governmental authorities, can be costly and time consuming, and clearances and approvals might not be granted for new products on a timely basis, if at all. In addition, once a device has been cleared or approved, a new clearance or approval may be required before the device may be modified or its labeling changed. Furthermore, the FDA is currently reviewing its 510(k)-clearance process, and may make the process more rigorous, which could require us to generate additional clinical or other data, and expend more time and effort, in obtaining future 510(k) product clearance. The regulatory clearance and approval process may result in, among other things, delayed realization of product revenues, in substantial additional costs or in limitations on indicated uses of products, any one of which could have a material adverse effect on our financial condition and results of operations.

Index
Even after a product has received marketing approval or clearance, such product approval or clearance by the FDA can be withdrawn or limited due to unforeseen problems with the device or integrity issues relating to the marketing application. Later discovery of violations of FDA requirements for medical devices could result in FDA enforcement actions, including warning letters, fines, delays or suspensions of regulatory clearances, product seizures or recalls, injunctions, advisories or other field actions and/or operating restrictions. Medical devices are cleared or approved for one or more specific intended uses. Promoting a device for an off-label use could result in an FDA enforcement action or a penalty under a state or federal false claims law.

Furthermore, the FDA may also inspect for compliance with Medical Device Reporting Regulation, which requires manufacturers to submit reports to FDA of certain adverse events or malfunctions, and whether the facilities have submitted notifications of product recalls or other corrective actions in accordance with FDA regulations. Issues identified during such periodic inspections may result in warning letters, manufacturing shutdowns, product shortages, product seizures or recalls, fines and delays in product manufacturing, and may require significant resources to resolve.

In addition, certain of our Boomer Botanics products are considered supplements and are regulated in the U.S. either as food or dietary supplements. The formulation manufacturing, packaging, labeling, advertising, distribution and sale (hereafter, “sale” or “sold” may be used to signify all of these activities) of products such as those sold by the Company are subject to regulation by one or more federal agencies, principally the FDA and the Federal Trade Commission (the “FTC”), and to a lesser extent the Consumer Product Safety Commission and United States Department of Agriculture. The Company’s activities are also regulated by various governmental agencies for the states and localities in which the Company’s products are sold, as well as by governmental agencies in certain countries outside the United States in which the Company’s products are sold. Among other matters, regulation by the FDA and FTC is concerned with product safety and claims made with respect to a product’s ability to provide health-related benefits.

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

The FDA has announced its intent to issue proposed Good Manufacturing Practices regulations for the dietary supplement industry. The FDA has published the industry’s proposed GMP guidelines but has not yet published its own proposed regulations for public comment.

Index
The FTC regulates the marketing practices and advertising of all our products. In recent years, the FTC instituted enforcement actions against several dietary supplement companies for false and misleading marketing practices and advertising of certain products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. Under FTC standards, the dissemination of any false advertising constitutes an unfair or deceptive act or practice actionable under Section 45 of the Fair-Trade Commission Act and a false advertisement actionable under Section 52 of that Act. A false advertisement is one that is “misleading in a material respect.” In determining whether an advertisement or labeling information is misleading in a material respect, the FTC determines not only whether overt and implied representations are false but also whether the advertisement fails to reveal material facts. Under the FTC’s standards, any health benefit representation made in advertising must be backed by “competent and reliable scientific evidence” by which the FTC means: “tests, analyses, research studies, or other evidence based upon the expertise of professionals in the relevant area, that have been conducted and evaluated in an objective manner by persons qualified to do so, using procedures generally accepted by the profession to yield accurate and reliable results.”

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

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic may adversely affect our business, results of operations, financial condition, liquidity, and cash flow.

While the complete impact on our business from the outbreak of COVID-19 is unknown at this time and difficult to predict, various aspects of our business are being adversely affected by it and may continue to be adversely affected.

As of the date hereof, COVID-19 continues to be declared a pandemic by the World Health Organization and continues to impact may areas worldwide. COVID-19 coronavirus caused significant volatility in global markets, including the market price of our securities. The spread of COVID-19 coronavirus has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, although these restrictions have recently been curtailed, certain states and municipalities have enacted, and additional cities have enacted and others are considering, quarantining and “shelter-in-place” regulations which severely limit the ability of people to move and travel, and require non-essential businesses and organizations to close.

Our store and the stores that sell certain of our products are considered non-essential. There is significant uncertainty around the breadth and duration of these store closures and other business disruptions related to COVID-19, as well as its impact on the U.S. economy, consumer willingness to visit malls and shopping centers, and employee willingness to staff our stores since they have reopened. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact.

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

Boomer Naturals, Inc., the Company’s wholly owned operating subsidiary, was formed in June 2019 and has a limited operating history, assets and operating revenues, and its prospects of future profitable operations may be delayed or never realized. We have a limited operating history upon which you may evaluate our business and prospects. We are in the early stages of our business and have not yet commenced full-scale operations. Accordingly, we are in the initial revenue phase, and our activities to date have involved research and development of products and services, business planning, market testing, and efforts to raise startup capital. Our business and prospects must be considered in light of the risk, expense, and difficulties frequently encountered by preliminary or limited revenue companies in early stages of development, particularly companies in highly competitive and evolving markets. If we are unable to effectively allocate our resources, manufacture our products, generate sales, or obtain and grow our customer base, our business operating results and financial condition would be adversely affected and we may be unable to execute our business plan, and our business could fail. Investors could therefore be at risk of losing their investment.

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

Index
The Company has a history of operating losses and may continue to incur losses as it seeks to grow.

We had net income of approximately $7,304,000 for the six months ended January 31, 2021 and an accumulated deficit of approximately $8,855,000 at January 31, 2021. Additionally, the Company may incur future losses from the launch of new retail stores, inventory buildup that remains unsold, expenses associated with new marketing initiatives, and the growing expenses associated with additional staff necessary to manage Company growth. The extent of losses and the time required to reach profitability are uncertain. There can be no assurance that the Company will be able to obtain or sustain profitability on an ongoing basis.

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

Changes in consumer preferences or negative publicity around the Boomer Botanics product or industry as a whole could adversely impact Company revenue. The Company’s success will also largely depend on various factors affecting discretionary consumer spending, including economic conditions, political conditions, disposable consumer income and consumer confidence, which may vary widely in different markets. Adverse changes in these factors could reduce our sales or impose practical limits on our product pricing, either of which could adversely affect the Company’s results of operations.

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

Index
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

The Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Historically, the price of our common stock has fluctuated greatly. If, the market price of the common stock is less than $5.00 per share and the common stock does not fall within any exemption, it therefore may be designated as a “penny stock” according to SEC rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

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

Index
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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of January 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control such that there is a reasonable possibility that a material misstatement of our company’s financial statements will not be prevented or detected and corrected on a timely basis. Based on their evaluations, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2021 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. Because of our limited operations we have a small number of employees which prohibits a segregation of duties. As we grow and expand our operations, we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

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

Index
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

We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations. Similar to other companies, the size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards. Any failure by us to maintain or protect our information technology systems and data integrity, including from cyber-attacks, intrusions or other breaches, could result in the unauthorized access to personally identifiable information, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Any of these events may cause us to have difficulty preventing, detecting, and controlling fraud, be subject to legal claims and liability, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach or theft of intellectual property, or suffer other adverse consequences, any of which could have a material adverse effect on our business, financial condition or results of operations.

We are subject to certain data privacy and security requirements, which are complex and varied among jurisdictions. Any failure to ensure adherence to these requirements could subject us to fines and penalties and damage our reputation.

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

Index
Risks Related to Intellectual Property

Intellectual property rights may not provide adequate protection, which may permit third parties to compete against us more effectively.

Our success depends significantly on our ability to maintain and protect our proprietary rights in the technologies and inventions used in or embodied by our product. To protect our proprietary technology, we rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, as well as nondisclosure, confidentiality, license and other contractual restrictions in our manufacturing, consulting, employment and other third-party agreements. These legal means may afford only limited protection, however, and may not adequately protect our rights or permit us to gain or keep any competitive advantage.

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

We do not have patent rights in certain foreign countries in which a market for our product and technologies exists or may exist in the future. Moreover, in foreign jurisdictions where we do have patent rights, proceedings to enforce such rights could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Thus, we may not be able to stop a competitor from marketing and selling in foreign countries products that are the same as or similar to our product and technologies.

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

Competitors may infringe our patents. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. If we initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product or product candidate is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and / or unenforceability are common, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. In an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could be more expeditious or cost-effective for plaintiffs than a standard court proceeding and could result in revocation of or amendment to our patents in such a way that they no longer cover our product candidates or similar products of our competitors. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and / or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could have a material adverse effect on our business.

Index
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

Legislation introduced earlier this decade increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, and switch the United States patent system from a “first-to-invent” system to a “first-inventor-to-file” system. Under a “first-inventor-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, in particular, the first inventor-to file provisions, only became effective on March 16, 2013. As case law continues to develop in response to this legislation, it is not yet clear what the full impact of the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

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

We rely substantially on a single customer to continue to purchase 94.8% of our face coverings and  face coverings comprised over 90% of our revenues. If we lose this customer or this customer and other customers purchases less of our products due to the recent CDC guidance on face coverings, our results of operations and business will be harmed.

CVS purchased $35,303,688 of our face coverings for the fiscal year ended January 31, 2021, or approximately 94.8% of our face covering sales.  Moreover, face coverings sales comprised more than 90% of our total revenues.  The loss of this customer or a reduction in purchases by this customer, could seriously impact our revenue and materially and adversely affect our business, financial condition, and results of operations. Further, the Center for Disease Control (“CDC”) recently gave guidance that fully vaccinated people can resume most activities without wearing a mask.  We anticipate that as more and more people are vaccinated they will likely continue to wear face coverings less frequently, if at all, and therefore purchase less face coverings.  While the full impact to our business from these recent developments is unknown at this time and difficult to predict, it could be adversely affected by the reduction or the elimination of the use of face coverings.

Anti-takeover provisions in our Amended and Restated Articles of Incorporation and By-laws may reduce the likelihood of a potential change of control or make it more difficult for our stockholders to replace management.

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

Our common stock is governed under The Securities Enforcement and Penny Stock Reform Act of 1990.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years; net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years; or (iii) average annual revenue of at least $6,000,000 if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith. These additional requirements may discourage broker-dealers from effecting transactions in securities that are classified as penny stocks, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell such securities in the secondary market.

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

The Company does not own any physical location. Boomer currently leases its corporate headquarters and other offices in Las Vegas, Nevada with leases expiring through August 31, 2026 at a cost of approximately $48,500 per month. We believe our current offices are sufficient in size for current and near-term future operations.

Item 3.	Legal Proceedings.

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

Market Information

Our Common Stock is quoted on the OTCQB under the symbol “BOMH.” Quotations on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Transfer Agent. The transfer agent and registrar for our common stock is Action Stock Transfer located in Salt Lake City, Utah.

Shareholders of Record. As of May 3, 2021, there were approximately 335 holders of record of our Common Stock.

Dividends. We have never declared or paid any dividends to the holders of our Common Stock and we do not expect to pay cash dividends in the foreseeable future. We currently intend to retain any earnings for use in connection with the expansion of our business and for general corporate purposes.

Equity Compensation Plans. We do not have any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

On October 16, 2020, the Company executed a 10% Convertible Promissory Note in the principal amount of $262,500 with gross proceeds of $250,000 (the “Note”) in a private placement to an accredited investor (the “Holder”).  The Company consummated the offering of the Note on October 19, 2020.  The Note matured and repaid on April 14, 2021 and bears guaranteed interest at the rate of 10%.  The Note is convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) on any date after issuance at a 30% discount to the lowest volume weighted average price of the Common Stock during the 15 trading days prior to the date of a conversion notice.  Such conversion is subject to certain additional terms and conditions, including a waivable limitation on the Holder’s ability to convert the Note into an amount of Common Stock that would result in the noteholder, together with its affiliates, owning more than 9.99% of the outstanding Common Stock.  The Note may be prepaid in full on any day on or prior to its six-month anniversary subject to prepayment premiums that increase over time.  The Note is subject to certain additional terms and conditions, including certain remedies in connection with certain customary events of default.  The Note also includes certain customary representations and warranties, and pursuant to which the Company agreed to comply with certain customary affirmative and negative covenants during the period the Note is outstanding, including but not limited to a right of first refusal in favor of the Holder for additional convertible promissory notes.  As additional consideration for the investment, the Company issued 37,500 shares of its Common Stock to the Holder.

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

On August 5, 2018, the Company sold 24,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) to its founder Marina Funt for $8,000.

During the six months ended January 31, 2021, the Company issued 248,000 shares of the Company’s common stock previously unissued as of July 31, 2020.

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

Corporate History

Boomer Holdings Inc. was incorporated as Remaro Group Corp. under the laws of the State of Nevada on March 31, 2016. On January 7, 2020, the Company executed an Agreement of Merger and Plan of Share Exchange (the “Exchange Agreement”), with BNW, Boomer Naturals Holdings, Inc., a Nevada corporation (“Boomer”), Boomer Naturals, Inc., and the shareholders of Boomer (the “Exchange”). Upon consummation of the transactions set forth in the Exchange Agreement (the “Closing”), the Company adopted the business plan of Boomer. Pursuant to the Agreement, the Company agreed to acquire all of the outstanding shares of Boomer in exchange for the issuance of an aggregate 40,326,913 pre-split shares (the “Exchange Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”). Pursuant to the terms of the Exchange Agreement, the Company’s Majority Shareholder agreed to retire 8,000,000 shares of the Company’s Common Stock. Also on January 7, 2020, the Company approved an amendment to its Articles of Incorporation (the “Amendment”) to change the name of the Company to Boomer Holdings Inc., effect a forward stock split on the basis of three-to-one (3:1) and to increase the number of authorized shares of capital stock to 210,000,000 of which 200,000,000 shares shall be Common Stock and 10,000,000 shares will be blank check preferred stock, par value $0.001 per share.

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

We believe our Boomer Botanics formula is an FDA-compliant formulation that fully supports the body’s central nervous system (“CNS”). Boomer Botanics combines five natural and powerful ingredients that target the CNS. The term FDA-compliant means that a company is selling a regulated food additive that is, or that its chemicals are, in compliance with the food additive provisions of the Federal Food, Drug, and Cosmetic Act. All of the ingredients in our Boomer Botanics formula are on the FDA Generally Recognized as Safe (“GRAS”) List which means they are deemed safe to use as an additive to food, beverages, and supplements without prior FDA review and approval and the Company is able to advertise on Google, Facebook, Yahoo, Bing, YouTube, Instagram, and all national television networks where other, competing companies are not allowed to advertise. This allows Boomer Naturals to advertise creating brand recognition that our competitors cannot.

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

Our Sales and Distribution Strategy

With our Boomer Botanics formula we believe are in a unique position to brand our line. Our FDA compliant product will give us access to advertising on national television and social media platforms like Facebook and Google. Through its websites and internet advertising, Boomer will be able to brand its products while informing consumers of the attributes of Boomer Botanics. This direct-to-consumer interaction could pave the way for significant online sales through the Boomer Naturals website. The Company also sells its products in retail stores, golf shops and through chiropractor offices.

Market Size

According to the Global Wellness Institute, health and wellness is a multi-billion-dollar industry and the trend is for consumers moving away from pharmaceuticals toward more natural solutions for everyday challenges.  According to a Global Use of Medicines report from the IQVIA Institute for Human Data Science, the global pharmaceutical industry was valued at $1.2 trillion in 2018 https://pharmaceuticalcommerce.com/business- and-finance/global-pharma-spending-will-hit-1-5-trillion-in-2023-says-iqvia/.

Boomer Medical Products

Upon most U.S. States issuing some level of Stay-At-Home orders arising from the COVID-19 pandemic, the short-term business strategy of Boomer Naturals shifted.  Once the Stay-At-Home orders took effect, most retailers who sold our Boomer Botanics offerings were required to close their retail stores for several months. However, management saw an opportunity to remain consistent with its health and wellness brand strategy by expanding its offerings to face coverings and other products within the Personal Protective Equipment category.

Commencing in April 2020, Boomer Naturals began to offer for online retail sale at its website a variety of face coverings and sanitizers. During this period, Boomer Naturals began running advertisements on television, radio and various digital platforms featuring face coverings. Due to increased demand for these items, e-commerce sales grew to over 3,000 orders per day during the quarter ended July 31, 2020. This increased revenue stream was able to replace the anticipated revenue arising from the Tommy Bahama relationship. In addition, while the e-commerce PPE vertical continued to grow, Boomer Naturals began to receive some interest in wholesale purchases of face coverings and other protective equipment. Boomer Naturals is in the early stages of growing a wholesale PPE division. While no assurance can be given regarding the performance of the Boomer Medical products division, the Company anticipates that this division will continue to generate revenues for the next three to six months to accompany the expected reemergence of the Boomer Botanics division upon Tommy Bahama retail stores reopening and increase overall brand awareness from the retail focused advertising campaign.

Index
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

PPE Product Offerings

Our PPE product offerings include Respiratory Masks such as the | N95, KN95, FFP2 & FFP3, P95 & R95 masks which are tight-fitting face masks that can filter out small particles, viruses, and bacteria, Surgical Masks including | 3-ply, 4-ply disposable, loose-fitting face masks that cover the nose, mouth, and chin; and cloth face masks that may offer protection from dust and prevent the spread of COVID-19. the CDC recommends using masks in public settings for social distancing and proper hygiene.

BOOMER VIETNAM

In recent years, Vietnam has become one of the largest and fastest growing economies in Asia. Vietnam has become an emerging manufacturing hub, increasing exports to the United States up to 20%-30% per year. To capitalize on this rapid growth, Boomer recently established a Boomer Vietnam division. The division seeks to leverage its strong relationships with Vietnamese manufacturers and logistics companies to help other U.S. based companies manufacture products in Vietnam. Boomer Vietnam receives consulting fees and referral commissions for making introductions and facilitating transactions.

OTHER EXPANSION LINES

Given its commercial success and access to quality products from Vietnam, Boomer is focused on building an e-commerce platform to support an expanded product line and drive repeat orders. The company expects to add up to 100 new products and expand its direct-to-consumer customer base. We intend to make many of these new products available to consumers through Boomer’s wholesale network as well. The Company expects to offer additional products produced in Vietnam including Bedding, Apparel and Vietnamese Coffee. The apparel and bedding products will be offered with silver infusion which will provide naturally antiviral and antibacterial protection. Sales of Vietnamese coffee is booming in Europe and throughout Asia and the Company believes it can open up a virtually untapped market in the U.S.

In addition, the Company will be launching sales of powdered workout and vitamin formulas produced in the U.S. to complement its current suite of healthy living products.

Financing Transactions

Stock Transactions

During the six months ended January 31, 2021, the Company issued 248,000 shares of the Company’s common stock previously unissued as of July 31, 2020.

Effective October 5, 2020, the Company issued approximately 15,831,000 shares of common stock to various shareholders for subscriptions, conversions of outstanding securities, services and other consideration.

Index
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

Convertible Note Payable

On October 14, 2020, the Company entered into convertible promissory note principal amount of $262,500 with a maturity date of April 15, 2021. The convertible promissory note provides for 10% interest per annum with unpaid principal balance and accrued interest payable on the maturity date and included an original issuance discount of $12,500 and a derivative liability of $110,039. The note was repaid on April 14, 2021.

Paycheck Protection Program Loan

On April 21, 2020, the Company received loan proceeds in the amount of $347,700 under the Paycheck Protection Program (“PPP”) from Cross River Bank, Inc. (“Lender”). The PPP was established as part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent, and utilities, and maintains its payroll levels. The PPP note of $347,700 was forgiven in April 2021.

Cash Advance Agreements

From February through April 2021, the Company entered into Merchant Cash Advance Agreements (“Agreements”) with APEX Funding Source for receivables purchased totaling $4,432,000 with a purchase price totaling $3,200,000.  The Company will remit weekly payments totaling $233,433 until repaid. The Agreements are secured by the collateral, as defined, of the Company and is personally guaranteed by the Company’s President.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us on which to base an evaluation of our performance. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to increases in the cost of services. To become profitable and competitive, we must receive additional capital. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue operations.

RESULTS OF OPERATIONS

Change of year end - The financial year end of the Company was changed from July 31 to January 31.  Accordingly, the current financial statements are prepared for 6 months from August 1, 2020 to January 31, 2021 and as a result, the comparative amounts stated in the consolidated statement of operations, consolidated statement of cash flows, the consolidated statement of stockholders’ deficit, and the related notes to consolidated financial statements are not comparable.

The following discussion represents a comparison of our results of operations for the six months ended January 31, 2021 and the year ended July 31, 2020.  The results of operations for the periods shown in our unaudited consolidated financial statements are not necessarily indicative of operating results for the entire period.  In the opinion of management, the unaudited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

Index
Results of Operations for the Six Months Ended January 31, 2021 and the Year Ended July 31, 2020.

	Six Months Ended January 31, 2021	Year Ended July 31, 2020

Net revenues	$45,106,131	$11,472,571
Cost of sales	16,420,869	3,888,175
Gross Profit	28,685,262	7,584,396
Operating expenses	21,059,135	22,760,859
Other expense	321,740	388,315
Net profit (loss) before income taxes	$7,304,387	$(15,564,778)

Net Revenues

Net revenues increased by $33,633,560, or 293.2%, to $45,106,131 for the six months ended January 31, 2021 from $11,472,571 for the year ended July 31, 2020. The increase in revenue is primarily the result of an increase in customer purchases of our personal protection equipment (“PPE”) products due to the COVID 19 pandemic in 2020.

Cost of Sales

Cost of sales increased by $12,532,694, or 322.3%, to $16,420,869 for the six months ended January 31, 2021 from $3,888,175 for the year ended July 31, 2020.  The increase in cost of sales was primarily due to the increase in PPE revenue.  As a percentage of revenue, cost of sales was 36.4% and 33.9% resulting in a gross margin of 63.6% and 66.1% for the six months ended January 31, 2021 and the year ended July 31, 2020, respectively, primarily due to increased cost of product.

Operating expenses

Operating expenses decreased by $1,701,724, or 7.5%, to $21,059,135 for the six months ended January 31, 2021 from $22,760,859 for the year ended July 31, 2020, primarily due to increases in professional fees of $762,444, payroll and payroll taxes of $149,953, depreciation and amortization costs of $28,876, and general and administration costs of $3,203,895, offset primarily by advertising and marketing of $5,548,130, rent of $281,738, and research and development costs of $17,024, as a result of adding administrative infrastructure for our anticipated business development.

For the six months ended January 31, 2021, we had advertising and marketing expenses of $8,284,457, general and administrative costs of $7,058,291, payroll and payroll taxes of $2,579,339, professional fees of $2,736,804, depreciation and amortization costs of $57,100, and rent of $343,144, as a result of adding administrative infrastructure for our anticipated business development.

For the year ended July 31, 2020, we had advertising and marketing expenses of $13,832,587, general and administrative costs of $3,854,396, payroll and payroll taxes of $2,429,386, professional fees of $1,974,360, research and development costs of $17,024, depreciation and amortization costs of $28,224, and rent of $624,882, as a result of adding administrative infrastructure for our anticipated business development.

Other Expense

Other expense for the six months ended January 31, 2021 totaled $321,740 primarily due to interest expense of $58,356, interest expense – related party of $238,384, other expense of $35,000, and other income of $10,000, compared to other expense of $388,315 for the year ended July 31, 2020, primarily due to interest expense of $253,618, interest expense – related party of $89,440, other expense of $56,580, and other income of $11,323.

Net income (loss) before income taxes

Net income before income taxes for the six months ended January 31, 2021 totaled $7,304,387 primarily due to (increases/decreases) in advertising and marketing expenses, general and administrative costs, payroll and payroll taxes, professional fees, depreciation and amortization costs, and rent compared to a loss of $15,564,778 for the year ended July 31, 2020, primarily due to (increases/decreases) in advertising and marketing expenses, general and administrative costs, payroll and payroll taxes, professional fees, research and development costs, depreciation and amortization costs, and rent .

Assets and Liabilities

Assets were $15,853,009 as of January 31, 2021.  Assets consisted primarily of cash of $1,161,295, accounts receivables of $8,559,268, accounts receivable – related parties of $110,000, inventories, net of $3,710,488, equipment of $191,628, right-of-use assets of $1,727,732, and other assets of $392,598.  Liabilities were $20,526,812 as of January 31, 2021.  Liabilities consisted primarily accounts payable of $3,561,730, accounts payable – related party of $3,113,250, factor payable of $7,001,629, accrued interest of $141,671, unearned revenue of $116,759, warrant liability of $110,039, lines of credit from related parties of $447,500, convertible notes of $2,395,807, notes payable of $497,700, operating lease liabilities of $1,574,063, finance lease liabilities of $182,423, and other current liabilities of $1,384,241.

Index
Liquidity and Capital Resources

Our principal liquidity requirements are for working capital and capital expenditures. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and borrowings from through debt. On January 31, 2021 we had cash of $1,161,295 compared with $4,171,371 as of July 31, 2020.

The following table summarizes our cash flows from operating, investing, and financing activities:

	Six Months Ended January 31,	Year Ended July 31,
	2021	2020
Net cash used in operating activities	$(7,372,269)	$(5,281,278)
Net cash provided by (used in) investing activities	37,869	(224,865)
Net cash provided by financing activities	4,324,324	9,524,847
Net increase (decrease) in cash	$(3,010,076)	$4,018,704

Operating Activities – For the six months ended January 31, 2021, net cash used in operating activities was $(7,372,269).  Net cash used in operations was primarily due to net income of $7,304,387, and the changes in operating assets and liabilities of $14,765,917, primarily due to the net changes in accounts receivable of $5,552,316, accounts receivable – related parties of $106,599, other current assets of $97,772, inventories of $150,552, accounts payable of $5,337,470, and unearned revenue of $6,932,505, offset primarily by the change in accounts payable – related party of $2,399,414, other current liabilities of $976,737, and accrued interest of $35,146.  In addition, net cash used in operating activities was offset primarily by adjustments to reconcile net profit from the accretion of the debt discount of $80,847, depreciation expense of $57,100, and noncash lease expense of $46,686.

For the six months ended July 31, 2021, net cash used in operating activities was $5,281,278.  Net cash used in operations was primarily due to a net loss of $15,564,778, and the changes in operating assets and liabilities of $10,190,265, primarily due to the net changes in accounts receivable of $3,006,952, accounts receivable – related parties of $3,401, other current assets of $292,892, and inventories of $3,506,212, offset primarily by the change in accounts payable of $8,739,331, accounts payable – related party of $713,836, other current liabilities of $106,525, accrued interest of $390,766, and unearned revenue of $7,049,264.  In addition, net cash used in operating activities was offset primarily by adjustments to reconcile net loss from depreciation expense of $28,224, and noncash lease expense of $65,011.

Investing Activities – Changes in cash in investing activities for the six months ended January 31, 2021 and the year ended July 31, 2020 primarily consisted of purchases of property and equipment and payments received from loans receivables, offset primarily by loans provided on loans receivables to related parties.

Financing Activities – For the six months ended January 31, 2021, net cash provided by financing activities was $4,324,324 due to borrowing on lines of credit of $34,167,575, repayments on lines of credit of $29,390,809, borrowing on lines of credit – related parties of $95,000, repayments on lines of credit – related parties of $661,125, repayments on notes payable of $10,802, borrowing on convertible notes payable – related parties of $262,500, and repayments on convertible notes payable – related parties of $138,015.  For the year ended July 31, 2021, net cash provided by financing activities was $9,524,847 due to borrowing on lines of credit of $2,967,528, repayments on lines of credit of $742,665, borrowing on lines of credit – related parties of $2,221,363, repayments on lines of credit – related parties of $1,317,738, borrowing on convertible notes payable – related parties of $2,351,765, repayments on convertible notes payable of $51,250, borrowing on notes payable of $2,166,929, repayments on notes payable of $1,658,428, borrowing on notes payable – related parties of $64,400, repayments on notes payable – related parties of $138,400, and proceeds from the issuance of common stock of $3,661,343.

Financing – Based on our current rate of expenditures and anticipated changes, we have estimated a total cash expenditure budget of approximately $120 million for the next 12 months, of which approximately $45 million is expected to be expended towards sales and marketing, approximately $31 million is expected to be expended toward cost of goods sold and approximately $19 million is budgeted for working capital and general and administrative expenses.

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

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Index
Stock Transactions

During the six months ended January 31, 2021, the Company issued 248,000 shares of the Company’s common stock previously unissued as of July 31, 2020.

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

Convertible Note Payable

On October 14, 2020, the Company entered into convertible promissory note principal amount of $262,500 with a maturity date of April 15, 2021. The convertible promissory note provides for 10% interest per annum with unpaid principal balance and accrued interest payable on the maturity date and included an original issuance discount of $12,500 and derivative liability of $110,039.

Paycheck Protection Program Loan

On April 21, 2020, the Company received loan proceeds in the amount of $347,700 under the Paycheck Protection Program (“PPP”) from Cross River Bank, Inc. (“Lender”). The PPP was established as part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent, and utilities, and maintains its payroll levels. The PPP note of $347,700 was forgiven in April 2021.

Cash Advance Agreements

From February through April 2021, the Company entered into Merchant Cash Advance Agreements (“Agreements”) with APEX Funding Source for receivables purchased totaling $4,432,000 with a purchase price totaling $3,200,000.  The Company will remit weekly payments totaling $233,433 until repaid. The Agreements are secured by the collateral, as defined, of the Company and is personally guaranteed by the Company’s President.

Capital Resources.

We had no material commitments for capital expenditures as of January 31, 2021.

Fiscal year end

Our fiscal year end is January 31.

Index
Critical Accounting Policies

We believe the accounting policies below are the most critical to aid you in fully understanding and evaluating this management discussion and analysis. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense. Our estimates are evaluated on an ongoing basis and drawn from historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. Actual results may differ from our estimates. Management believes that the following accounting estimates reflect the more significant judgments and estimates we use in preparing our consolidated financial statements.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectability is reasonably assured, and delivery has occurred, or services have been rendered. The Company offers its Boomer Botanics proprietary formula various channels, e-commerce, and brick and mortar retail.

The Company includes shipping and handling costs in cost of sales. Amounts billed for shipping and handling are included with revenues in the statement of operation.

The Company recognizes an allowance for estimated future sales returns in the period revenue is recorded, based on pending returns and historical return data, among other factors. Management did not believe any allowance for sales returns was required as of January 31, 2021.

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

Recent Accounting Pronouncements

Refer to Note 3 in the accompanying notes to the condensed consolidated financial statements for recent accounting pronouncements.

Off-Balance Sheet Arrangements

We have made no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

We do not believe that inflation has had a material effect on our results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8.	Financial Statements and Supplementary Data.

The information required by Item 8 appears after the signature page to this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Index
Effective February 27, 2020, Zia Masood Kiani & Co. (“ZMK”) was dismissed as the independent registered public accounting firm of the Company. The Company’s Board of Directors approved the dismissal of ZMK.

ZMK’s reports on the Company’s financial statements for the year ended July 31, 2019, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended July 31, 2019 and through February 27, 2020, there were no disagreements with ZMK on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of ZMK, would have caused it to make reference thereto in connection with its reports on the financial statements for such years.  During the year ended July 31, 2019, and through February 27, 2020, there were no matters that were either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

On February 28, 2020, the Company’s Board of Directors, acting in the capacity of an audit committee, engaged Benjamin & Ko (“B&K”) as the Company’s new independent registered public accounting firm to act as the principal accountant to audit the Company’s financial statements.  During the Company’s fiscal years ended July 31, 2019 and 2018, and through February 28, 2020, neither the Company, nor anyone acting on its behalf, consulted with B&K regarding the application of accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided that B&K  concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

Item 9A	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting as discussed below.

Notwithstanding this material weaknesses, Principal Executive Officer and Principal Financial Officer have concluded that the Condensed Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position of the Company on January 31, 2021 and the consolidated results of operations and cash flows for each of the fiscal years presented herein in conformity with U.S. generally accepted accounting principles.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management assessed the effectiveness of the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), as of January 31, 2020. The framework used by management in making the assessment was the criteria set forth in the document entitled “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of January 31, 2021, the Company’s internal control over financial reporting was not effective for the purpose for which it is intended and determine there to be a material weakness.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404(a). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with United States generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of January 31, 2021:

Index
The specific material weaknesses identified by the company’s management as of end of the period covered by this report include the following:

•	we have not performed a risk assessment and mapped our processes to control objectives;
•	we have not implemented comprehensive entity-level internal controls;
•	we have not implemented adequate system and manual controls. As such, there was inadequate cross functional review of the debt agreements; and
•	we do not have sufficient segregation of duties.

Despite the material weaknesses reported above, our management believes that our consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this report.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

As a company with limited resources, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, Company management does review, and will increase the review of the financial statements. This action, in addition to future improvements identified above, will minimize any risk of a potential material misstatement occurring.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the six months ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Effective May 12, 2021, Giang Thi Hoang resigned as a member of the Company’s Board of Directors, its Chief Operating Officer, and any and all other capacities with the Company. Ms. Hoang resigned to pursue other business activities and did not indicate that her decision to resign was a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Effective May 13, 2021, the Company’s Board of Directors appointed David Tiet to the Board of Directors and as International Chief Operating Officer to fill the vacancies left by Ms. Hoang’s resignation.

David Tiet, 40, Director, International Chief Operating Officer. Prior to his appointment as a Director and International COO, and since April 2020, Mr. Tiet served as a consultant to the Company securing products and distribution from the Company’s sources in Viet Nam.  Prior thereto, Mr. Tiet was an entrepreneur and business owner including owning and operating a chain of salons, restaurants, and other businesses that focus on imports from the Asia region.

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

The following persons are the directors and executive officers of our company:

Name	Age	Position
Michael Quaid	59	Chief Executive Officer, Director
Daniel Capri	71	President, Chairman
Giang Thi Hoang	43	Director

Our directors hold office until their successors are elected and qualified, or until their deaths, resignations or removals. Our officers hold office at the pleasure of our board of directors, or until their deaths, resignations or removals.

Index
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

The Company has no nominating or compensation committees at this time. The entire Board participates in the nomination and audit oversight processes and considers executive and director compensation. Given the size of the Company and its stage of development, the entire Board is involved in such decision-making processes. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

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

Index
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

Limitation of Our Director’s Liability

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of her position, if she acted in good faith and in a manner, she reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which she is to be indemnified, we must indemnify her against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

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

The table below summarizes the total compensation paid or earned by the Named Executive Officers for each fiscal year for the two-year period ended July 31, 2020 and for the Transition Period (“TP2021”). When setting total compensation for each of the Named Executive Officers, the Committee reviews tally sheets which show the executive’s current compensation, including equity and non-equity-based compensation.

Name and Principal Position	Year	Salary	Bonus ($)	Stock Award(s) ($)	Option Awards (#)	All Other Compensation ($)	Total ($)
Daniel Capri, Chairman, President (1)	TP2021	$32,000	$—	$—	—	$—	$32,000
2020		$48,000	$—	$—	—	$—	$48,000
	2019	$48,000	$—	$—	—	—	$48,000
Thomas Ziemann, Director, COO (2)	2020	$60,000	$—	$—	—	$—	$60,000
	2019	60,000	—	—	—	$—	$60,000
Michael Quaid, Director, CEO	TP2021	$110,000	$—	$—	—	$—	$110,000
2020		$60,000	$—	$—	—	$—	$60,000
	2019	$60,000	$—	$—	—	$—	$60,000
Giang Thi Hoang, Director, COO (3)	TP2021	$71,000	$—	$—	—	$—	$71,000

(1)	Mr. Capri has agreed to temporarily defer his salary.
(2)	Mr. Ziemann resigned effective September 4, 2020.
(3)	Ms. Hoang was hired as the Company’s COO effective September 4, 2020.

Index
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

On September 4, 2020, the Company entered into a new employment agreement (the “Agreement”) with Mr. Quaid, pursuant to which Mr. Quaid will continue to serve as the Company’s Chief Executive Officer until September 1, 2025 (or such earlier date upon which Mr. Quaid’s employment may be terminated in accordance with the terms of the Agreement). Pursuant to the terms of the Agreement, which replaced and superseded Mr. Quaid’s prior employment agreement, Mr. Quaid shall receive compensation of Twenty Thousand Dollars ($20,000) per month. In addition, Mr. Quaid received a grant of 500,000 shares of the company’s common stock and shall be reimbursed for out-of-pocket expenses incurred connection with the performance of his duties. The Agreement also contains customary covenants regarding confidentiality, non-disclosure, non-competition, non-solicitation, non-disparagement, and proprietary rights.

On March 12, 2021, the Company and Mr. Quaid amended and restated (the “Amendment”) the Agreement.  The Amendment was effective as of September 1, 2020 and Mr. Quaid will continue to serve as the Company’s Chief Executive Officer until September 1, 2025 (or such earlier date upon which Mr. Quaid’s employment may be terminated in accordance with the terms of the Amendment). Pursuant to the terms of the Amendment, which replaced and superseded the Agreement, Mr. Quaid shall receive cash compensation in the amount of Twenty Thousand Dollars ($20,000) per month and Mr. Quaid removed the potential increase in monthly compensation to Forty Thousand Dollars ($40,000).  In addition, the Amendment restated Mr. Quaid’s stock grant as 500,000 shares since the Agreement incorrectly stated Mr. Quaid would receive a grant of 6,500,000 shares of the company’s common stock which shares had previously been issued in connection with the Company’s share exchange in January 2020.  Accordingly, Mr. Quaid’s stock compensation in the Amendment was restated to 500,000 shares to reflect the amount that he was actually issued in connection with his employment.  Further, Mr. Quaid shall be eligible for bonuses at the discretion of the Company’s Board of Directors and reimbursed for out-of-pocket expenses incurred connection with the performance of his duties.

Outstanding Equity Awards

There are no outstanding equity awards made to any named executive officer that were outstanding on January 31, 2021.

Compensation of Directors

Our directors do not receive a fee for serving as directors of the Company.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with its executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists the number of shares of Common Stock of our Company as of May 17, 2021, that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within sixty (60) days. Under the rules of the SEC, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he/she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Index
Except as indicated in the footnotes below, the address of the persons or groups named below is c/o Boomer Holdings Inc., 8670 W Cheyenne Avenue, #120, Las Vegas Nevada 89129.

Shareholder (1)	Beneficial Ownership	Percent of Class (2)
Michael Quaid, Director, Chief Executive Officer,	14,003,250	9.27%
Daniel Capri, Chairman, President (3)	34,000,000	21.6%
Giang Thi Hoang, Director (4)	11,940,001	7.6%
All Officers and Directors as a Group (4 persons)	60,441,651	38.4%

(1)	The address for all officers, directors and beneficial owners is 8670 W Cheyenne Avenue, #120, Las Vegas Nevada 89129.

(2)	Based upon 155,292,311 shares of Common Stock outstanding.

(3)
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

As of January 31, 2021, the Company had the following related party transactions:

On April 9, 2020, the Company’s wholly owned subsidiary Boomer Naturals, Inc. entered into an Exclusive Distributorship Agreement with PhamVan Trading Co., Ltd. (the “Supplier”).  Pursuant to the agreement, the Company is the exclusive distributor of the supplier’s products in the United States.  The agreement focuses on face coverings gloves, and gowns. provided the Company orders at least $3 million of inventory per year. The Supplier in turn has exclusive manufacturing agreements with certain manufacturers provide that the manufacturers will not sell these items to any other U.S. based customer provided that the Supplier orders an annual minimum of 1,500,000 masks from one manufacture and 750,000 masks from a second manufacturer, respectively. If the minimum amounts are not met, the agreements become non-exclusive for the U.S. market.  Giang Thi Hoang, a member of the Company’s board of directors and holder of approximately 7.7% of the Company’s Common Stock, holds a minority equity position in the Supplier which is controlled by her sister and brother-in-law.  At the time the Company entered into the agreement with the Supplier, Ms. Hoang was not yet a member of the board of directors.

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

On July 1, 2019, the Company entered into a line of credit agreement in the amount of $300,000, subsequently increased to $1,000,000 with Michael Quaid, Chief Executive Officer of the Company. The maturity date of the line of credit is June 30, 2021.

On July 1, 2019, the Company entered into a line of credit agreement in the amount of $89,000 with NetTech Investments owned by Daniel Capri, the Company’s President.

Index

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of our financial statements for the fiscal year ended July 31, 2020 were $164,000 as compared to $8,134 for the fiscal year ended July 31, 2019.

* Since February 28, 2020, the Company engaged Benjamin & Ko as its independent registered accounting firm.  (“B&K”).

Audit-Related Fees

We did not incur any audit related fees during the six-month period ended January 31, 2021 and fiscal years ended July 31, 2020 or 2019.

Description of Services	Amount

Audit fee for Transition Period	$90,000
Audit fee for fiscal year 2020 (*)	$80,000
Audit fee - reverse merger (**)	45,000
Quarterly reviews for year-ending July 31, 2020	32,000
Others (***)	7,000

Total	$164,000

*	Includes year-end July 31, 2020 audit
**	Stub period and audit related to reverse merger
***	Includes consent fees

Tax Fees

Our principal independent registered public accounting firms performed tax related services for us during the fiscal year ended July 31, 2019.

All Other Fees

Our independent registered public accounting firm did not perform any other services for us during the fiscal years ended July 31, 2020 or 2019 or during the Transition Period.  We have not adopted audit committee pre-approval policies and procedures.

Index
PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 16, 2020).

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 29, 2021).

10.1	Agreement and Plan of Share Exchange (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2020)

10.2	Trademark License Agreement between Tommy Bahama Group, Inc. and Boomer Naturals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 16, 2020)

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

10.6
Promissory Note from Boomer Naturals, Inc. in the amount of $600,000 in favor of Net Tech Investments LLC dated July 1, 2019 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A filed on June 10, 2020)

10.7
Promissory Note from Boomer Naturals, Inc. the amount of $150,000 in favor of Giang Hoang dated July 1, 2019 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A filed on June 10, 2020)

10.8
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

10.10	Amended and Restated Employment Agreement with Michael R. Quaid dated March 12, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2021)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Form 10-K filed on November 6, 2020)

21.1	Subsidiaries of the Registrant

31.1	CEO certification required under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO certification required under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO certification required under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO certification required under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2021

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

Signature	Title	Date

/s/ Michael R. Quaid	Chief Executive Officer, Director	May 17, 2021
Michael R. Quaid

/s/ Daniel Capri	President, Treasurer, Chairman	May 17, 2021
Daniel Capri

Index
BOOMER HOLDINGS, INC.

Index to Financial Statements

Index
200 Sandpointe Avenue, Suite 560 Santa Ana, CA 92707 (949) 326-CPAS (2727) www.bkcpagroup.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Boomer Holdings, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of the Company as of January 31, 2021 and July 31, 2020 and the related consolidated statements of operations, stockholders’ deficit, and cash flows, for the six months ended January 31, 2021 and year ended July 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

•	Inventory Reserve

Critical Audit Matter Description

The Company’s inventories are valued using the weighted-average cost method which approximates actual. The Company estimates potential inventory reserve which includes, among other things, estimating the valuation reserve for inventory with slow-moving or obsolescence exposure, which consider factors such as recent customer demand, inventory aging, seasonal trends, and decisions to discontinue certain products.

Index

We identified the valuation of inventories as a critical audit matter because of the significant assumptions required in identifying the population of inventory with slow-moving or obsolescence exposure and measuring the valuation reserves required to record such inventory, resulting in a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate such assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation reserve for inventory with slow-moving or obsolescence exposure included the following, among others:

•
We performed data analytical procedures over the inventory balance, such as analyzing inventory trend levels and turnover rates, to evaluate the completeness of management’s identified population of inventory with slow-moving or obsolescence exposure that require a reserve.

/s/ Benjamin & Ko

We have served as the Company’s auditor since 2021.

Santa Ana, California
May 17, 2021

Index
BOOMER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	January 31, 2021	July 31, 2020

ASSETS

Current Assets:
Cash	$1,161,295	$4,171,371
Accounts receivables, net of allowance for bad debt of $0 and $0, respectively	8,559,268	3,006,952
Accounts receivables - related parties	110,000	3,401
Inventories, net	3,710,488	3,559,936
Other current assets	392,598	294,826
Loans receivables - related parties	-	50,585
Total current assets	13,933,649	11,087,071

Non-current Assets:
Property and equipment, net	191,628	223,583
Right-of-use asset	1,727,732	1,065,087
Total non-current assets	1,919,360	1,288,670

Total assets	$15,853,009	$12,375,741

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$3,561,730	$8,899,200
Accounts payable - related party	3,113,250	713,836
Factor payable	7,001,629	2,224,863
Other current liabilities	1,384,241	407,504
Accrued interest	141,671	106,525
Unearned revenue	116,759	7,049,264
Derivative liability	110,039	-
Lines of credit from related parties	447,500	1,013,625
Current portion of convertible note payables - related parties	2,395,807	1,580,375
Current portion of notes payable	293,198	1,802
Current portion of operating lease liabilities	319,701	263,214
Current portion of finance lease liabilities	43,073	-

Total current liabilities	18,928,598	22,260,208
Operating lease liabilities, net of current portion	1,254,362	866,884
Finance lease liabilities, net of current portion	139,350	-
Notes payable, net of current portion	204,502	506,699
Convertible note payables - related parties, net of current portion	-	720,140

Total liabilities	20,526,812	24,353,931

Commitments and contingencies
Stockholders’ Deficit:
Common stock, $0.001 par value; 200,0000,000 shares authorized, 155,292,311 and 136,229,895 shares issued and outstanding, respectively	155,292	138,925
Additional paid in capital	4,026,051	4,042,418
Accumulated deficit	(8,855,146)	(16,159,533)
Total stockholders’ deficit	(4,673,803)	(11,978,190)

Total liabilities and stockholder’s deficit	$15,853,009	$12,375,741

The accompanying notes are an integral part of these audited consolidated financial statements.

Index
BOOMER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended January 31,	Year Ended July 31,	Six Months Ended January 31,
	2021	2020	2020
			(unaudited)
Net revenue	$45,106,131	$11,472,571	$427,563

Cost of goods sold	16,420,869	3,888,175	153,387

Gross profit	28,685,262	7,584,396	274,176

Operating expenses:
Advertising and marketing	8,284,457	13,832,587	639,653
General and administrative	7,058,291	3,854,396	530,706
Payroll and payroll taxes	2,579,339	2,429,386	904,184
Professional fees	2,736,804	1,974,360	967,382
Research and development	-	17,024	16,485
Depreciation and amortization	57,100	28,224	8,298
Rent	343,144	624,882	198,095
Total operating expenses	21,059,135	22,760,859	3,264,803

Income (loss) from operations	7,626,127	(15,176,463)	(2,990,627)

Other income (expense):
Interest expense	(58,356)	(253,618)	(84,590)
Interest expense - related party	(238,384)	(89,440)	-
Other expense	(35,000)	(56,580)	-
Other income	10,000	11,323	1,490
Total other expense, net	(321,740)	(388,315)	(83,100)

Income (loss) before provision for income taxes	7,304,387	(15,564,778)	(3,073,727)

Income tax provision	-	-	-

Net income (loss)	$7,304,387	$(15,564,778)	$(3,073,727)

Earnings (loss) per share:
Basic	$0.05	$(0.12)	$(0.01)
Diluted	$0.05	$(0.12)	$(0.01)

Weighted average number of common shares outstanding:
Basic	148,436,710	124,600,609	238,475,188
Diluted	150,069,777	124,600,609	238,475,188

The accompanying notes are an integral part of these audited consolidated financial statements.

Index
BOOMER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares Amount

Balances - August 1, 2019	30,000	$520	$519,480	$(594,755)	$(74,755)

Issuances of stock	136,199,895	138,405	3,522,938	-	3,661,343

Net loss	-	-	-	(15,564,778)	(15,564,778)

Balances - July 31, 2020	136,229,895	$138,925	$4,042,418	$(16,159,533)	$(11,978,190)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares Amount

Balances - August 1, 2020	136,229,895	$138,925	$4,042,418	$(16,159,533)	$(11,978,190)

Issuances of stock as a result from previous unregistered shares from reverse merger shareholders	18,814,416	16,119	(16,119)	-	-

Issuance of stock	248,000	248	(248)	-	-

Net income	-	-	-	7,304,387	7,304,387

Balances - January 31, 2021	155,292,311	$155,292	$4,026,051	$(8,855,146)	$(4,673,803)

The accompanying notes are an integral part of these audited consolidated financial statements.

Index
BOOMER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended January 31,	Year Ended July 31,
	2021	2020

Cash flows from operating activities:
Net income (loss)	$7,304,387	$(15,564,778)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation expense	57,100	28,224
Noncash lease expense	(48,686)	65,011
Accretion of debt discount	80,847	-
Changes in assets and liabilities:
Accounts receivables, net	(5,552,316)	(3,006,952)
Accounts receivables, net - related party	(106,599)	(3,401)
Other current assets	(97,772)	(292,892)
Inventories, net	(150,552)	(3,506,212)
Accounts payable	(5,337,470)	8,739,331
Accounts payable - related party	2,399,414	713,836
Other current liabilities	976,737	106,525
Accrued interest	35,146	390,766
Unearned revenue	(6,932,505)	7,049,264
Net cash used in operating activities	(7,372,269)	(5,281,278)

Cash flows from investing activities:
Purchases of property and equipment	(12,716)	(175,879)
Loans provided on loans receivables to related parties	-	(822,119)
Payment received from loans made to related parties	50,585	773,133
Net cash provided by (used in) investing activities	37,869	(224,865)

Cash flows from financing activities:
Borrowing on factor payables	34,167,575	2,967,528
Repayment on factor payables	(29,390,809)	(742,665)
Borrowing on lines of credit - related parties	95,000	2,221,363
Repayment on lines of credit - related parties	(661,125)	(1,317,738)
Borrowing on convertible notes payable - related parties	262,500	2,351,765
Repayment on convertible notes payable - related parties	(138,015)	(51,250)
Borrowing on notes payable	-	2,166,929
Repayment on notes payable	(10,802)	(1,658,428)
Borrowing on note payable - related parties	-	64,400
Repayment on note payable - related parties	-	(138,400)
Proceeds from issuance of common stock	-	3,661,343
Net cash provided by financing activities	4,324,324	9,524,847

Net (decrease) increase in cash	(3,010,076)	4,018,704

Cash – beginning of period	4,171,371	152,667

Cash – end of period	$1,161,295	$4,171,371

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$162,353	$236,533
Income taxes	$-	$-

Non-cash investing and financing activities:
Debt discount issued in conjunction with debt	$110,039	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

Index
BOOMER HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Boomer Naturals Holdings Inc. (the “Company”), through its wholly-owned subsidiary Boomer Naturals, Inc., a Nevada corporation, provides wellness solutions to multiple target markets through multiple sales channels, including PPE products, retail locations, e-commerce, and wholesale distribution networks. Boomer sells health and wellness products and services geared toward alleviating pain, anxiety and improving general wellness through our proprietary lines of Boomer Botanics products. Boomer Botanics formula is the first FDA-compliant alternative that fully supports the body’s central nervous system (“CNS”). This revolutionary breakthrough combines five natural and powerful ingredients that target the CNS.

2.	BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented.

The Company currently operates in one business segment. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of businesses or separate business entities.

Change of year end

The financial year end of the Company was changed from July 31 to January 31.  Accordingly, the current financial statements are prepared for 6 months from August 1, 2020 to January 31, 2021 and as a result, the comparative amounts stated in the consolidated statement of operations, consolidated statement of cash flows, the consolidated statement of stockholders’ deficit, and the related notes to consolidated financial statements are not comparable.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who are responsible for the integrity and objectivity of the financial statements. These accounting policies conform to generally accepted accounting principles (“GAAP”) as promulgated in the United States of America and have been consistently applied in the preparation of the financial statements.

Index
Consolidation

The accompanying consolidated financial statements have been prepared in accordance with GAAP as promulgated in the United States of America and in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation.  The consolidated financial statements include the account of Boomer Holdings, Inc. and a wholly owned subsidiary, Boomer Naturals, Inc.  All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include, but are not limited to, the estimated useful lives of property and equipment, and patent and trademark, the ultimate collection of accounts receivable and accrued expenses. Actual results could materially differ from those estimates.

Revenue Recognition

The Company complies with the Revenue Recognition guidance in ASC 606. The Company records revenue when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the prices for the services performed and the collectability of those amounts.

The Company has three segments of business: e-commerce, retail, and wholesale. All e-commerce and wholesale division recognize the sale at the time the product is shipped to the consumers and the items are shipped on the date of sales. Retail store locations recognize revenue at the time of the sale when the consumers take possession of the products, and the Company uses FOB shipping point, and items are shipped on the date of sales.

The Company recognizes an allowance for estimated future sales returns in the period revenue is recorded, based on pending returns and historical return data, among other factors. As of January 31, 2021, the allowance for sales returns is estimated based upon historical experience and a provision for estimated returns is recorded as a reduction in sales in the relevant period. If actual results in the future vary from the Company’s estimates, the Company adjusts these estimates, which would affect net sales and earnings in the period such variances become known.

Advertising and Marketing Expense

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense amounted to $8,284,457 and $13,832,587 for the six months ended January 31, 2021 and the year ended July 31, 2020, respectively.

Comprehensive Income

Comprehensive income is reported in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (i.e., issuance of equity securities and dividends). Generally, total comprehensive income (loss) equals net income (loss) plus or minus adjustments for currency translation.  There are no items other than net loss affecting comprehensive loss for the six months ended January 31, 2021 and the year ended July 31, 2020.

Cash and Cash Equivalents

The Company considers all deposits with financial institutions and all highly liquid investments with original maturities when purchased of three months or less to be cash equivalents.

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

Factoring Accounts Receivables

The Company entered into factoring agreement with Prestige Capital Finance, LLC (“Factorer”) on June 24, 2020 and amended August 17, 2020.  Under the agreement, the Company may factor its accounts receivables of up to 80% of the face value with maximum outstanding balance of $10.0 million and the fee ranges between 1% and 3% depending on the period when customers pay the outstanding accounts receivables.  The Company had $5,804,682 and $171,690 of accounts receivables factored as of January 31, 2021 and July 31, 2020, respectively, had factor payable based on accounts receivables factored of $4,660,290 and $137,352 as of January 31, 2021 and July 31, 2020, respectively, and incurred approximately $2,660,500 and $193,000 of factor fees for the six months ended January 31, 2021 and the year ended July 31, 2020, respectively.

Inventories

Inventories primarily consist of finished goods and are stated at the lower of cost (first-in-first-out) or market. The Company maintains an allowance for potentially excess and obsolete inventories and inventories that are carried at costs that are higher than their estimated net realizable values.

Index
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

As of January 31, 2021 and July 31, 2020, the Company believes that the carrying value of cash, account receivables, accounts payable, accrued expenses, and other current assets and liabilities approximate fair value due to the short maturity of theses financial instruments. The financial statements do not include any financial instruments at fair value on a recurring or non-recurring basis.

Income Taxes

Income taxes are accounted for under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Balance Sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. The likelihood that its deferred tax assets will be recovered from future taxable income must be assessed and, to the extent that recovery is not likely, a valuation allowance is established. Changes in the valuation allowance in a period are recorded through the income tax provision in the consolidated Statements of Operations.

ASC 740-10-30 was adopted from the date of its inception. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s consolidated financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740-10, and currently, the Company does not have a liability for unrecognized income tax benefits.

Index
Basic and diluted earnings per share

Basic earnings (loss) per share are computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

There were 1,633,067 and 0 potential dilutive securities outstanding for the six months ended January 31, 2021 and the year ended July 31, 2020, respectively. The potential dilutive securities for the year ended July 31, 2020 are zero as they would have an anti-dilutive effect.

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

The Company generates significant revenues derived from the PPE products which accounted for 94.8% of revenues for the six months ended January 31, 2021.  The Company had 1 and 2 customers that accounted for 98% and 92% of revenue for the six months ended January 31, 2021 and the year ended July 31, 2020, respectively, and had related accounts receivable of $8,294,495 and $3,508,750 as of January 31, 2021 and July 31, 2020, respectively.

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

Leases

Effective from August 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This standard removes, modifies, and adds certain disclosure requirements for fair value measurements. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU No. 2018-13 in the first quarter of fiscal 2020, coinciding with the standard’s effective date, and the impact from this standard was immaterial.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740, Income Taxes, while also clarifying and amending existing guidance, including interim-period accounting for enacted changes in tax law. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company plans to adopt ASU No. 2019-12 in the first quarter of fiscal 2022, coinciding with the standard’s effective date, and expects the impact from this standard to be immaterial.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on our present or future consolidated financial statements.

Index
4.	INVENTORIES

Inventories primarily consisted of finished goods in the amount of $3,710,488 and $3,559,936 as of January 31, 2021 and July 31, 2020, respectively.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	January 31, 2021	July 31, 2020

Furniture and equipment	$47,738	$46,134
Leasehold improvements	129,725	130,001
Computers	87,060	75,672

Total property and equipment	264,523	251,807
Less – accumulated depreciation	(72,895)	(28,224)

Total property and equipment, net	$191,628	$223,583

Depreciation expense on property and equipment amounted to $44,671 and $28,224 for the six months ended January 31, 2021 and for the six months ended July 31, 2020, respectively.

6.	ACCOUNTS PAYABLE – RELATED PARTIES

On April 9, 2020, the Company entered into an Exclusive Distributorship Agreement with PhamVan Trading Co., Ltd. (the “Supplier”). Pursuant to the agreement, the Company is the exclusive distributor of the supplier’s PPE products in the United States. The Supplier in turn has exclusive manufacturing agreements with certain manufacturers that provide that the manufacturers will not sell these items to any other U.S. based customer provided that the Supplier orders an annual minimum of 1,500,000 masks from one manufacture and 750,000 masks from a second manufacturer, respectively. If the minimum amounts are not met, the agreements become non-exclusive for the U.S. market. Giang Thi Hoang, a member of the Company’s board of directors and holder of approximately 7.7% of the Company’s Common Stock, holds a minority equity position in the Supplier which is controlled by her sister and brother-in-law. At the time the Company entered into the agreement with the Supplier, Ms. Hoang was not yet a member of the board of directors.

The Company purchased approximately $17,257,000 and $4,241,000 of inventory for the six months ended January 31, 2021 and the year ended July 31, 2020, respectively. The Company had accounts payable to related party in the amount of $3,113,250 and $713,836 as of January 31, 2021 and July 31, 2020, respectively.

7.	FACTOR PAYABLES

Factor payables consisted of the following:

	January 31, 2021	July 31, 2020

August 2020 (factor payable) - the Company may factor its accounts receivables of up to 80% of the face value with maximum outstanding balance of $10.0 million and the fee ranges between 1% and 3% depending on the period when customers pay the outstanding accounts receivables. The agreement will remain in effect for until July 23, 2021.	$4,660,290	$137,352

November 2020 ($1,000,000 factor payable) - Factor payable with maturity date of March 17, 2021 with 17% interest per annum with unpaid principal balance on the maturity date.	257,744	-

November 2020 ($2,200,000 factor payable) - Factor payable with maturity date of March 2, 2021 with 17% interest per annum with unpaid principal balance on the maturity date.	437,381	-

November 2020 ($2,000,000 factor payable) - Factor payable with maturity date of August 18, 2021 with 17% interest per annum with unpaid principal balance on the maturity date.	1,680,000	-

June 2020 ($1,000,000 factor payable) - Noninterest-bearing factor payable with maturity date of November 2, 2020 with unpaid principal balance on the maturity date.	-	742,871

July 2020 ($550,000 factor payable) - Noninterest-bearing factor payable with maturity date of November 23, 2020 with unpaid principal balance on the maturity date.	-	460,825

July 2020 ($1,000,000 factor payable) - Factor payable with maturity date of November 2, 2020 with 13% interest per annum with unpaid principal balance on the maturity date.	-	931,315

Total factor payables	7,035,415	2,272,363
Less – debt discount	(33,786)	(47,500)
Less – current portion	(7,001,629)	(2,224,863)

Total factor payables, net of current portion	$-	$-

The Company entered into factoring agreements with Prestige Capital Finance, LLC, TVT Capital, LLC, and APEX Funding, LLC (“Factorers”) respectively, on June 2020, November 2020, and July 2020. Under the agreement with Prestige Capital, the Company may factor its accounts receivables of up to 80% of the face value with maximum outstanding balance of $10.0 million and the fee ranges between 1% and 3% depending on the period when customers pay the outstanding accounts receivables. Under the agreement with TVT Capital, the Company factor its accounts receivable at a fixed price with recourse and non-interest bearing of 17%. Under the agreement with APEX Funding, the Company factor its accounts receivable at a fixed price and non-interest bearing of 13%, which matured in November 2020 and fully paid off. The Company had $7,035,415 and $2,272,363 of accounts receivables factored as of January 31, 2021 and July 31, 2020, respectively, had factor payable based on accounts receivables factored of $7,035,415 and $2,272,363 as of January 31, 2021 and July 31, 2020, respectively, and incurred approximately $2,660,500 and $193,000 of factor fees for the six months ended January 31, 2021 and the year ended July 31, 2020, respectively.

Index
8.	LINES OF CREDIT – RELATED PARTIES

Lines of credit related parties consisted of the following:

	January 31, 2021	July 31, 2020

July 2020 ($1,000,000 line of credit) - Line of credit with maturity date of June 30, 2022 with 6% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$447,500	$947,500

July 2019 ($66,125 line of credit) - Line of credit with maturity date of July 29, 2029 with 6% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	-	66,125

Total lines of credit – related parties	$447,500	$1,013,625

Interest expense was $42,486 and $65,983 for the six months ended January 31, 2021 and the year ended July 31, 2020, respectively, for lines of credit from related parties.

9.	NOTES PAYABLE

Notes payable consisted of the following:

	January 31, 2021	July 31, 2020

August 2019 ($5,980 note payable) - Note payable with maturity date of December 1, 2020 with 8.25% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$-	$1,801

April 2020 ($159,000 note payable) - US Small Business note payable with maturity date of April 15, 2050 with 3.75% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	150,000	159,000

April 2020 ($347,700 note payable) - Paycheck Protection Program payable with maturity date of April 14, 2022 with 1% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	347,700	347,700

Total notes payable	497,700	508,501
Less – current portion	(293,198)	(1,802)

Total notes payable, net of current portion	$204,502	$506,699

Interest expense was $7,553 and $2,942 for the six months ended January 31, 2021 and the year ended July 31, 2020, respectively, for notes payable.

For years ended January 31,	Amount

2022	$293,198
2023	63,122
2024	5,172
2025	5,172
2026	5,172
Thereafter	125,864

Total	$497,700

Index
10.	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	January 31, 2021	July 31, 2020

January 2020 ($250,000 convertible note payable) - Convertible payable with maturity date of January 4, 2022 with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $2.00 per share.	$250,000	$260,070

January 2020 ($250,000 convertible note payable) - Convertible payable with maturity date of January 4, 2022 with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $2.00 per share.	250,000	260,070

November 2019 ($100,000 convertible note payable) - Convertible payable with maturity date of May 19, 2021 with 10% interest per annum with unpaid principal balance and accrued interest payable on the maturity date. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $5.00 per share.	100,000	105,375

March 2020 ($25,000 convertible note payable) - Convertible payable with maturity date of March 30, 2021 with 6% interest per annum with unpaid principal balance and accrued interest payable on the maturity date. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $1.25 per share. The convertible note payable was subsequently paid off in April 2021.	25,000	25,000

February 2019 ($500,000 convertible note payable) - Convertible payable with maturity date of May 26, 2021, as amended February 23, 2021, with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $2.00 per share.	500,000	500,000

February 2019 ($500,000 convertible note payable) - Convertible payable with maturity date of May 26, 2021, as amended February 23, 2021, with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $2.00 per share.	500,000	500,000

January 2020 ($100,000 convertible note payable) - Convertible payable with maturity date of January 6, 2021 with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $2.00 per share.	-	100,000

September 2019 ($100,000 convertible note payable) and December 2019 ($100,000 convertible note payable) - Convertible payable with maturity date of September 14, 2021 and December 24, 2021, respectively, with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $1.00 per share.	200,000	200,000

June 2020 ($50,000 convertible note payable) - Convertible payable with maturity date of June 10, 2021 with 25% interest per annum with unpaid principal balance and accrued interest payable on the maturity date. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $2.00 per share or 20% discount from the 30 day average per share closing price.	50,000	50,000

September 2019 ($100,000 convertible note payable) and December 2019 ($200,000 convertible note payable) - Convertible payable with maturity date of September 14, 2021 and December 14, 2021, respectively, with 12% interest per annum with unpaid principal balance and accrued interest payable on the maturity date. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is $1.00 per share.	300,000	300,000

October 2020 ($262,500 convertible note payable) - Convertible payable with maturity date of April 15, 2021 with 10% interest per annum with unpaid principal balance and accrued interest payable on the maturity date. The conversion price for the principal in connection with voluntary conversions by a holder of the convertible notes is 70% of the lowest volume weighted average price of the Company's Common Stock during the 15 consecutive Trading Days. The convertible note payable was subsequently paid off in April 2021.	262,500	-

Total convertible notes payable	2,437,500	2,300,515
Less: debt discount	(41,693)	-
Less – current portion	(2,395,807)	(1,580,375)

Total convertible notes payable, net of current portion	$-	$720,140

Interest expense was $256,701 and $278,438 for the six months ended January 31, 2021 and the year ended July 31, 2020, respectively, for convertible notes payable.

Index
11.	DERIVATIVE LIABILITY

Derivative liability consisted of the following:

	January 31, 2021	July 31, 2020

Beneficial conversion feature – convertible debt	$110,039	$-

Total derivative liability	$110,039	$-

On October 14, 2020, the Company issued a convertible promissory note for $262,500 to Harbor Gates Capital, LLC (“Harbor”) (the “Harbor Note”), due April 14, 2021 (the “Maturity Date”). The Harbor Note incurred a “guaranteed” interest charge of 10% of the principal sum and was due upon payback of the Harbor Note. The Harbor Note included an original issue discount of $12,500, netting the balance received by the Company from Harbor at $250,000. The Harbor transaction include investment incentives, which took the form of an obligation by the Company to issue Harbor 37,500 shares. Harbor at any time and from time to time can convert in whole or in part the outstanding and unpaid principal amount into shares of common stock, as defined in the Harbor Note; the conversion price shall become equal to a 70% of the lowest volume weighted average price of the Company’s common stock during the 15 consecutive trading days prior to the date on which Harbor elects to convert all or part of the Harbor Note (the “Default Provision”).

Derivative financial instruments, as defined in ASC 815, “Accounting for Derivative Financial Instruments and Hedging Activities”, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option at its fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

Based on ASC 815, the Company determined that the convertible debt contained embedded derivatives and valued the derivative using the Black-Scholes method. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates (such as volatility, estimated life and interest rates) that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s operating results will reflect the volatility in these estimate and assumption changes.

The Company performs valuation of derivative instruments at the end of each reporting period. The fair value of derivative instruments is recorded and shown separately under current liabilities as these instruments can be converted anytime. Changes in fair value are recorded in the consolidated statement of income under other income (expenses).

Index
12.	UNEARNED REVENUE

The Company had $116,759 and $7,049,264 in unearned revenue as of January 31, 2021 and July 31, 2020, respectively.  This amount was comprised of customer deposit for an order that was fulfilled subsequent to the period end or customer orders that were shipped FOB Destination and had not been delivered as of period end.  This revenue was recognized by the Company subsequent to the period end when delivered.

13.	STOCKHOLDERS’ DEFICIT

During the six months ended January 31, 2021, the Company issued 248,000 shares of the Company’s common stock previously unissued as of July 31, 2020.

14.	EARNINGS PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations.

Basic earnings (loss) per share are computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

There were 1,633,067 and 0 potential dilutive securities outstanding for the six months ended January 31, 2021 and the year ended July 31, 2020, respectively. The potential dilutive securities for the year ended July 31, 2020 are zero as they would have an anti-dilutive effect.

The following table sets forth the computation of basic and diluted net income per share:

	Six Months Ended January 31, 2021	Year Ended July 31, 2021

Net income (loss) attributable to the common stockholders	$7,304,387	$(15,564,778)

Basic weighted average outstanding shares of common stock	148,436,710	124,600,609
Dilutive effect of convertible notes payable	1,633,067	-
Diluted weighted average common stock and common stock equivalents	150,069,777	124,600,609

Net income (loss) per share
Basic	$0.05	$(0.12)
Diluted	$0.05	$(0.12)

15.	INCOME TAX PROVISION

The Company did not have material income tax provision (benefit) because of net loss and valuation allowances against deferred income tax provision for the six months ended January 31, 2021 and the year ended July 31, 2020.

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	January 31, 2021	July 31, 2020

Statutory federal rate	21.0%	21.0%
State income taxes net of federal income tax benefit and others	0.0%	0.0%
Permanent differences for tax purposes and others	0.1%	0.0%
Change in valuation allowance	(21.1)%	(21.0)%

Effective tax rate	0.0%	0.0%

The income tax benefit differs from the amount computed by applying the U.S. federal statutory tax rate of 21%, primarily due to the change in the valuation allowance and state income tax benefit, offset by nondeductible expenses.

Index
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of deferred tax assets and liabilities are as follows:

	January 31, 2021	July 31, 2020

Deferred tax assets:
Net operating losses	$1,849,677	$3,268,603
Other temporary differences	-	-

Total deferred tax assets	1,849,677	3,268,603
Less – valuation allowances	(1,849,677)	(3,268,603)

Total deferred tax assets, net of valuation allowances	$-	$-

The Company had available net operating loss carryovers of approximately $8,781,786 and $15,564,778 as of January 31, 2021 and July 31, 2020, respectively.  Per the Tax Cuts and Jobs Act (TCJA) implemented in 2018, the two-year carryback provision was removed and now allows for an indefinite carryforward period. The TCJA’S limitations of 80% of taxable income applied to all NOL’s incurred in tax years beginning after December 31, 2017. The Coronavirus Aid, Relief and Economic Security Act (“CARES”) suspends the 80% taxable icome limitation, allowing an NOL carryforward to fully offset taxable income in the tax years beginning before January 1, 2021. As a result, net operating loss may be applied against future taxable income and expires at various dates subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for tax year ended 2019 and later and not subject to Nevada authorities for tax year ended 2019 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of January 31, 2021, the Company has no accrued interest or penalties related to uncertain tax positions.

16.	RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

•       Purchases and Accounts Payables – On April 9, 2020, the Company entered into an Exclusive Distributorship Agreement with PhamVan Trading Co., Ltd. (the “Supplier”). Pursuant to the agreement, the Company is the exclusive distributor of the supplier’s PPE products in the United States. The Supplier in turn has exclusive manufacturing agreements with certain manufacturers that provide that the manufacturers will not sell these items to any other U.S. based customer provided that the Supplier orders an annual minimum of 1,500,000 masks from one manufacture and 750,000 masks from a second manufacturer, respectively. If the minimum amounts are not met, the agreements become non-exclusive for the U.S. market. Giang Thi Hoang, a member of the Company’s board of directors and holder of approximately 7.7% of the Company’s Common Stock, holds a minority equity position in the Supplier which is controlled by her sister and brother-in-law. At the time the Company entered into the agreement with the Supplier, Ms. Hoang was not yet a member of the board of directors.

•      The Company purchased approximately $17,257,000 and $4,241,000 of inventory for the six months ended January 31, 2021 and the year ended July 31, 2020, respectively. The Company had accounts payable to related party in the amount of $3,113,250 and $713,836 as of January 31, 2021 and July 31, 2020, respectively.

•       Line of Credit – The Company entered into various lines of credit with shareholders of the Company.  Refer to Lines of Credit Related Parties disclosure.

•       Notes Payable (related parties) – The Company entered into various notes payable with related parties who are also shareholders of the Company. Refer to Notes Payable – Related Parties for additional information.

Index
17.	COMMITMENTS AND CONTINGENCIES

Leases

The Company adopted ASC 842 as of August 1, 2019. The Company has an operating lease for the Company’s warehouse and lease ROU assets of $1,816,774 and operating and finance lease liabilities of $1,840,087 as of August 1, 2019.

The Company leases its offices and other facilities, vehicles, and office equipment under long-term, non-cancelable operating and finance leases. Some leases include options to purchase, terminate, or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised. We do not recognize ROU assets and lease liabilities for leases with terms at inception of twelve months or less.

At inception, we determine if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. Some of our arrangements contain lease components (e.g., minimum rent payments) and non-lease components (e.g., services). We have elected to account for these lease and non-lease components as separate components. We are also electing not to apply the recognition requirements to short-term leases of twelve months or less.

Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company utilizes its incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company’s incremental borrowing rate is 17% based on borrowings. The operating lease ROU asset includes any lease payments made and excludes lease incentives. Our variable lease payments primarily consist of lease payments resulting from changes in the consumer price index. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. ROU assets and lease payments may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Finance leases are recorded as an asset and an obligation at an amount equal to the present value of the minimum lease payments during the lease term. Amortization expense and interest expense associated with finance leases are included in selling, general, and administrative expense and interest expense, respectively, on the consolidated statements of operations.

The Company adopted ASC 842 under the simplified transition method. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods.

The Company entered into the following operating facility leases:

•
Cheyenne Fairways – On July 25, 2019, the Company entered into an operating facility lease for its corporate office located in Las Vegas with 84 months term and with option to extend from 2 years to 5 years at the market rate. The lease started on September 1, 2019 and expires on August 31, 2026 with monthly installments of approximately $21,057 and annual increases of 2.5%.

•
Cheyenne Technology Center – On September 16, 2019, the Company entered into an operating facility lease for its retail and warehouse located in Las Vegas for 37 months expiring on November 31, 2022 and annual increases of 4.0%.

•
Losee Industrial Park – On July 31, 2020, the Company entered into an operating facility lease for warehouse for initial lease payment of $9,345 per month expiring October 31, 2023 and annual increases of 3.0%.

In accordance with ASC 842, the components of lease expense were as follows:

	Six Months Ended January 31,	Year Ended July 31,
	2021	2020
Operating lease expense	$284,400	$307,659
Finance lease cost
Amortization of right-of-use assets	$17,987	$9,493
Interest on lease liabilities	$6,955	$4,751
Total finance lease cost	$24,942	$14,244
Total lease expense	$309,342	$321,903

Index
In accordance with ASC 842, other information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:	Six Months ended January 31, 2021	Year Ended July 31, 2020
Operating cash flows from lease liabilities
Operating cash flows from finance leases	$6,735	$4,686
Operating cash flows from operating leases	$269,669	$312,858
Financing cash flows from finance leases	$20,965	$9,766

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations
Finance leases	$111,415	100,063
Operating leases	$313,180	$1,505,884

Weighted-average remaining lease term—finance leases	3.8 years	4.5 years
Weighted-average remaining lease term—operating leases	4.3 years	5.1 years
Weighted-average discount rate—finance leases	17.8%	23.5%
Weighted-average discount rate—operating leases	17.0%	17.0%

In accordance with ASC 842, maturities of lease liabilities as of January 31, 2021 were as follows:

Year ending:
2022	$734,499
2023	742,285
2024	612,724
2025	367,917
2026	343,125
Thereafter	201,887
Total undiscounted cash flows	$3,002,437

Lease liabilities—current	$362,774
Lease liabilities—long-term	$1,393,712
Lease liabilities—total	$1,756,486

Difference between undiscounted and discounted cash flows	$1,245,951

Legal

The Company is subject to various legal proceedings from time to time as part of its business. As of January 31, 2021, the Company was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition and results of operations.

Index
Guarantees

The Company’s $2.7 million line of credit is personally guaranteed by the Company’s President.

18.	SUBSEQUENT EVENTS

On April 21, 2020, the Company received loan proceeds in the amount of $347,700 under the Paycheck Protection Program (“PPP”) from Cross River Bank, Inc. (“Lender”). The PPP was established as part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent, and utilities, and maintains its payroll levels. The PPP note of $347,700 was forgiven in April 2021.

From February through April 2021, the Company entered into Merchant Cash Advance Agreements (“Agreements”) with APEX Funding Source for receivables purchased totaling $4,432,000 with a purchase price totaling $3,200,000.  The Company will remit weekly payments totaling $233,433 until repaid. The Agreements are secured by the collateral, as defined, of the Company and is personally guaranteed by the Company’s President.